Form 10-Q
period 2012-06-18
Ignite Restaurant Group, Inc.
filed 2012-10-30
CIK 1526796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 18, 2012

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 001-35549

IGNITE RESTAURANT GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3421359
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9900 Westpark Drive, Suite 300, Houston, Texas 77063

(Address of principal executive offices and zip code)

(713) 366-7500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☐ No: ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes: ☐ No: ☒

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 26, 2012 was 25,635,602.

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of June 18, 2012 (unaudited) and January 2, 2012 (as restated)	3
	Condensed Consolidated Statements of Operations for the twelve and twenty-four weeks ended June 18, 2012 (unaudited) and June 20, 2011 (unaudited as restated)	4
	Condensed Consolidated Statements of Comprehensive Income for the twenty-four weeks ended June 18, 2012 (unaudited) and June 20, 2011 (unaudited as restated)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the twenty-four weeks ended June 18, 2012 (unaudited as restated)	6
	Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 18, 2012 (unaudited) and June 20, 2011 (unaudited as restated)	7
	Notes to Condensed Consolidated Financial Statements (unaudited as restated)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	38
Item 4.	Controls and Procedures.	39

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	42
Item 1A.	Risk Factors.	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	44
Item 3.	Defaults Upon Senior Securities.	44
Item 4.	Mine Safety Disclosures.	44
Item 5.	Other Information.	44
Item 6.	Exhibits.	45

SIGNATURES		46

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 18, 2012	January 2, 2012
	(Unaudited)	(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$43,929	$3,725
Accounts receivable	9,379	7,848
Inventories	5,643	4,179
Deferred tax assets	868	905
Prepaid rent and other current assets	5,782	5,190
Total current assets	65,601	21,847

Property and equipment, net	163,860	143,021
Trademarks, net	1,993	2,198
Deferred charges, net	2,815	4,035
Deferred tax assets	3,786	3,741
Other assets	2,033	2,993
Total assets	$240,088	$177,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,844	$14,157
Accrued liabilities	25,853	20,390
Current portion of debt obligations	—	3,007
Total current liabilities	49,697	37,554

Long-term debt obligations	74,500	114,750
Deferred rent	10,171	8,554
Other long-term liabilities	1,234	1,178
Total liabilities	135,602	162,036

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value per share, 500,000 shares authorized; 25,636 and 19,178 shares issued and outstanding, respectively	256	192
Additional paid-in capital	85,340	4,088
Accumulated earnings	18,890	11,519
Total stockholders’ equity	104,486	15,799
Total liabilities and stockholders’ equity	$240,088	$177,835

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 18, 2012	June 20, 2011	June 18, 2012	June 20, 2011
		(As restated)		(As restated)

Revenues	$119,886	$103,188	$223,316	$190,619
Costs and expenses
Restaurant operating costs
Cost of sales	37,172	32,004	70,087	59,523
Labor and benefits	31,970	28,262	60,017	52,828
Occupancy expenses	7,717	7,260	15,249	13,857
Other operating expenses	19,655	18,465	38,223	33,936
General and administrative	8,044	5,596	14,267	11,177
Depreciation and amortization	4,200	3,558	8,149	6,881
Pre-opening costs	1,430	1,241	2,958	2,226
Restaurant impairments and closures	57	9	106	37
Loss on disposal of property and equipment	171	119	260	264
Total costs and expenses	110,416	96,514	209,316	180,729
Income from operations	9,470	6,674	14,000	9,890
Interest expense, net	(2,768)	(1,966)	(4,765)	(4,524)
Gain on insurance settlements	217	—	217	—
Income before income taxes	6,919	4,708	9,452	5,366
Income tax expense	1,433	414	2,081	528
Net income	$5,486	$4,294	$7,371	$4,838

Basic and diluted net income per share data:
Net income per share
Basic and diluted	$0.25	$0.22	$0.36	$0.25
Weighted average shares outstanding
Basic	22,136	19,178	20,666	19,178
Diluted	22,137	19,178	20,666	19,178

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 18, 2012	June 20, 2011	June 18, 2012	June 20, 2011

Net income (as restated)	$5,486	$4,294	$7,371	$4,838
Other comprehensive income:
Change in fair value of cash flow hedge (as restated)	—	—	—	66
Reclassification adjustment for loss on termination of cash flow hedge included in interest expense, net	—	—	—	427
Other comprehensive income before tax (as restated)	—	—	—	493
Income tax expense related to other comprehensive income (as restated)	—	—	—	—
Other comprehensive income, net of tax (as restated)	—	—	—	493
Comprehensive income (as restated)	$5,486	$4,294	$7,371	$5,331

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Earnings	Total
Balance at January 2, 2012 (as restated)	19,178	$192	$4,088	$11,519	$15,799
Net income	—	—	—	7,371	7,371
Issuance of common stock for initial public offering, net of fees and issuance costs	6,439	64	81,060	—	81,124
Issuance of equity awards, net	19	—	102	—	102
Stock-based compensation	—	—	90	—	90
Balance at June 18, 2012	25,636	$256	$85,340	$18,890	$104,486

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Twenty-Four Weeks Ended
	June 18, 2012	June 20, 2011
		(As restated)
Cash flows from operating activities
Net income	$7,371	$4,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,149	6,881
Amortization of debt issuance costs	1,518	1,715
Stock-based compensation	240	—
Deferred income tax	(8)	—
Non-cash loss on disposal of property and equipment	234	245
Decrease (increase) in operating assets:
Accounts receivable	(2,656)	(3,461)
Inventory	(1,464)	(983)
Prepaids and other assets	729	(536)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	9,015	9,463
Other liabilities	1,675	1,117
Net cash provided by operating activities	24,803	19,279

Cash flows from investing activities
Purchases of property and equipment	(22,888)	(18,315)
Proceeds from property insurance claims	1,124	281
Proceeds from disposal of property and equipment	8	4
Purchases of liquor licenses	(360)	—
Net cash used in investing activities	(22,116)	(18,030)

Cash flows from financing activities
Initial public offering	81,124	—
Borrowings on revolving credit facility	5,500	—
Payments on revolving credit facility	(5,500)	—
Proceeds from long-term debt	—	120,000
Payments on long-term debt	(43,250)	(35,546)
Payments on capital leases	(7)	(15)
Debt issuance costs paid	(302)	(4,563)
Dividends paid	—	(80,000)
Taxes paid related to net share settlement of equity awards	(48)	—
Net cash provided by (used in) financing activities	37,517	(124)
Net increase in cash and cash equivalents	40,204	1,125
Cash and cash equivalents at beginning of period	3,725	12,572
Cash and cash equivalents at end of period	$43,929	$13,697

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) owns and operates two full service, casual dining restaurant brands under the names Joe’s Crab Shack and Brick House Tavern + Tap. As of June 18, 2012, we owned and operated 127 Joe’s Crab Shack restaurants and 16 Brick House Tavern + Tap restaurants in 33 states within the United States.

Prior to our initial public offering (“IPO”), as further discussed in Note 2, J.H. Whitney VI, L.P. (“J.H. Whitney VI”), an affiliate of J.H. Whitney Capital Partners, LLC, owned 100% of the Series A preferred units of JCS Holdings, LLC, our parent. Immediately after completion of the IPO, JCS Holdings, LLC distributed substantially all of the shares of our common stock then held by it to J.H. Whitney VI and to the holders of its common units. J.H. Whitney VI currently owns approximately 67.7% of our total outstanding common stock.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X, and hence, the financial statements do not contain certain information included in our annual financial statements and notes thereto. We have made adjustments that are, in our opinion, necessary for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the restated audited consolidated financial statements for the fiscal years ended January 2, 2012, January 3, 2011, and December 28, 2009 included in our current report on Form 8-K dated October 30, 2012.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ignite and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on the Monday nearest to December 31 of each year. The first three quarters of our fiscal year consist of 12 weeks and our fourth quarter consists of 16 weeks for 52-week fiscal years and 17 weeks for 53-week fiscal years.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS, which clarifies Topic 820 and provides guidance on changes to certain principles or requirements for measuring fair value. The amendment is effective during interim and annual periods beginning after December 15, 2011. We adopted ASU 2011-04 as of January 3, 2012, which did not have a significant impact on our consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and other reclassifications presented in the financial statements. The update is effective for fiscal years and interim periods beginning after December 15, 2011. Certain provisions of ASU 2011-05 have been amended by ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. We adopted ASU 2011-05 as of January 3, 2012 by including a separate statement of comprehensive income for all periods presented.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity the option to first assess qualitatively whether it is more likely than not that the indefinite-lived intangible asset is impaired, thus necessitating a quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless it determines that it is more likely than not that the asset is impaired. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not believe that adoption of this update will have a significant impact on our consolidated financial statements.

Note 2 – Stockholders’ Equity

Initial Public Offering

On May 10, 2012, we completed our initial public offering of 5,769,231 shares of our common stock at an offering price of $14.00 per share. Of the 5,769,231 shares offered, 5,572,703 shares were sold by us, and 196,528 were sold by the selling stockholders. We granted the underwriters an option to purchase up to an additional 865,384 shares of common stock at the IPO price, which the underwriters exercised in full on May 10, 2012. Our common stock began trading on the NASDAQ National Market under the symbol “IRG” on May 11, 2012.

Including the underwriters’ exercise of the over-allotment option, we received net proceeds from the offering of approximately $81.1 million, after deducting underwriter discounts and commissions of $6.3 million and other fees and expenses of $2.7 million. We did not receive any proceeds from the shares sold by the selling stockholders. A portion of the net proceeds was used to prepay $42.5 million of our outstanding Term Loan and to pay J.H. Whitney a $1.0 million fee in connection with the termination of our management agreement.

Stock Split

Immediately prior to the completion of the offering, we effected a 19,178.226-to-1 stock split.  We also reduced the par value of our common stock from $1.00 per share to $0.01 per share. The share and per share information included in these unaudited condensed financial statements have been retroactively adjusted to reflect the stock split for all periods presented.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Authorized Capital Stock

In connection with our initial public offering, we amended and restated the Company’s Certificate of Incorporation.  The amended and restated Certificate of Incorporation provides that we are authorized to issue 500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share.

Note 3 – Restatement of Previously Issued Financial Statements

Overview

We initiated and completed an internal assessment of our lease accounting policies and the review of our historical accounting for fixed assets and related depreciation and certain other accounting areas and identified errors in our previously issued financial statements. Accordingly, we have restated our previously issued financial statements for the twelve and twenty-four week periods ended June 20, 2011.

Lease Accounting

When accounting for leases that included stated fixed rent increases, we historically recognized rent expense on a straight line basis over the current lease term with the term primarily commencing when actual rent payments began. Additionally, we did not record straight line rent on leases which contained CPI adjustments that also were subject to stated minimum rent increases. Following an internal assessment, we deemed it necessary to correct errors related to our accounting treatment of certain leases. We have corrected the treatment of these leases to recognize rent expense on a straight line basis over the effective lease term, including cancelable option periods where failure to exercise the options would result in an economic penalty. The effective lease term commences on the date when we establish effective control over the property. Furthermore, we now calculate straight line rent on properties with CPI adjustments that are subject to a stated minimum required rent increase.

The lease accounting errors date back to 2006, the year of our origination. The non-cash charges impact deferred rent expense, which is primarily included in occupancy expenses, and pre-opening expense (the deferred rent portion only). The lease accounting related restatement items reduced income before income taxes by $262 thousand for the twelve weeks ended June 20, 2011 and $541 thousand for the twenty-four weeks ended June 20, 2011, respectively. The increases in rent expense and preopening expense resulted in a corresponding increase in deferred rent liability.

The lease accounting related restatement items do not impact our historical cash flows, revenues or comparable restaurant sales.

Fixed Asset Review

Also as a follow-up to the lease accounting review, we undertook a detailed review of our historical accounting for fixed assets and related depreciation expense, including a review of fixed asset additions from our inception, a restaurant-level inventory of fixed assets at all 144 restaurant locations (including one location opened after the end of the quarter), a detailed roll-forward of fixed assets to identify appropriate disposals, a reassessment of useful lives for all assets and the recalculation of depreciation as necessary. As a result, we deemed it necessary to correct our accounting related to fixed asset capitalization, useful lives and disposals, including demolition expenses in certain locations unrelated to new store development.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Capitalization. During the review we identified that we had incorrectly capitalized certain asset additions rather than expensing them as repairs and maintenance. Through an extensive review and reassessment of fixed asset additions, we have identified items that were incorrectly capitalized and expensed them as repairs and maintenance to the appropriate period and corrected the associated asset balance, historical depreciation expense and accumulated depreciation.

Lease lives. Additionally, during the review of asset additions and the initial work performed around the proper determination of effective lease lives, we identified that we had not consistently considered the impact of the economic life or the effective lease term on the depreciable life of certain assets. As a result, we reassessed the depreciable lives of our assets, made changes where necessary and recalculated depreciation accordingly.

Disposals. Finally, during the course of the fixed asset review, we concluded that we had not appropriately recognized loss on disposal for the undepreciated balance of assets that had been disposed or for existing store demolition costs not related to new store development, including remodels or catastrophic loss. We also determined that we had not removed certain assets and the related accumulated depreciation from the balance sheet upon disposal. Through an extensive asset roll-forward process, we identified the items that were retired through replacement, sale, or demolition, recognized the loss on disposal in the appropriate period and corrected the associated asset balance, historical depreciation expense and accumulated depreciation.

The fixed asset accounting related restatement items include increases in the loss on disposal of assets and other operating expenses and reductions in depreciation expense on our statements of operations and reductions of property and equipment, net and accumulated depreciation on our balance sheet. The fixed asset accounting restatement adjustments reduced income before income taxes by $284 thousand for the twelve weeks ended June 20, 2011 and $592 thousand for the twenty-four weeks ended June 20, 2011.

Other Items

In conjunction with the lease accounting and fixed asset accounting review, we undertook a broader review of our existing accounting policies and concluded it was necessary to make additional adjustments to our historical financial statements.

Sale-leaseback. During the course of the fixed asset review, we determined that we incorrectly accounted for certain deferred costs associated with a sale-leaseback transaction in 2008. The correction resulted in a $9 thousand reduction to amortization expense for the twelve weeks ended June 20, 2011 and $18 thousand for the twenty-four weeks ended June 20, 2011, respectively.

Advertising production costs. We incorrectly recognized production costs related to television commercials in 2011 and 2012 over the time the commercials had run as opposed to expensing them when the commercials first aired. The correction to reflect this change resulted in an increase in advertising expense by $3 thousand and $223 thousand for the twelve and twenty-four weeks ended June 20, 2011, respectively, but will have no effect on total expenses for the full year in either annual period. Going forward, our policy is to expense advertising media costs as incurred, while production costs will be expensed in the period the related advertising first takes place.

Vacation accrual. We determined that we had not appropriately recognized an accrual for earned but unpaid vacation in 2011. The correction to reflect this change resulted in a $232 thousand and $398 thousand increase in labor and benefits and general and administrative expense for the twelve and twenty-four weeks ended June 20, 2011, but had no effect on total expense for the full year.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Professional fees. As previously reported, we also adjusted $175 thousand of general and administrative expense from the twelve weeks ended March 26, 2012 into 2011, of which $90 thousand was for the twelve and twenty-four weeks ended June 20, 2011.  The error correction relates to professional fees for quarterly reviews completed by our independent registered public accounting firm in 2011 that were previously recorded in the first quarter of 2012.

Income tax provision. We identified errors in our accounting for uncertain tax positions which dated back to the beginning of fiscal year 2009.  We performed a comprehensive recalculation of our uncertain tax positions to ensure that the appropriate amounts were recognized in each period.  This correction resulted in an increase in income tax expense and other long-term liabilities of $80 thousand and $147 thousand for the twelve and twenty-four weeks ended June 20, 2011, respectively.  We also identified errors in the accounting related to the changes in the valuation allowance recorded on our net deferred tax assets during the fiscal quarters of 2011. Prior to the fourth quarter of 2011, we maintained a full valuation allowance.  We did not appropriately account for changes to the valuation allowance in quarterly periods prior to that time.  The correction in the accounting for the valuation allowance resulted in a $1.0 million and $1.1 million decrease to income tax expense and a corresponding increase in deferred tax assets for the twelve and twenty-four weeks ended June 20, 2011, but had no effect on income tax benefit for the full year.

Income tax effect of restatement adjustments. The restatement adjustments were analyzed to determine which amounts had a corresponding impact on our income tax expense and the result is reflected as the income tax effect of restatement adjustments.

A summary of the nature of the restatement adjustments and their impact on previously reported net income is as follows (in thousands):

	Twelve Weeks Ended	Twenty-Four Weeks Ended
	June 20, 2011	June 20, 2011
Net income
As reported	$3,975	$5,133
Adjustments:
Depreciation expense	(5)	12
Repairs and maintenance expense	(160)	(336)
Loss on disposal of property and equipment	(119)	(268)
Deferred rent	(262)	(541)
Amortization expense	9	18
Advertising expense	(3)	(223)
Vacation accrual	(232)	(398)
Professional fees	(90)	(90)
Income tax effect of restatement adjustments	246	557
Income tax error adjustments	935	974
Net adjustment to net income	319	(295)
As restated	$4,294	$4,838

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The impact of these restatements on our unaudited condensed consolidated statements of operations and cash flows are summarized below (in thousands, except per share data):

	Twelve Weeks Ended June 20, 2011
	As Reported (1)	As Restated
Selected Statement of Operations Data:
Income from operations	$7,536	$6,674
Net income	3,975	4,294
Net income per share
Basic and diluted	$0.21	$0.22

	Twenty-Four Weeks Ended June 20, 2011
	As Reported (1)	As Restated
Selected Statement of Operations Data:
Labor and benefits	$52,546	$52,828
Occupancy expenses	13,666	13,857
Other operating expenses	33,383	33,936
General and administrative	10,956	11,177
Depreciation and amortization	6,911	6,881
Pre-opening costs	1,886	2,226
Loss (gain) on disposal of property and equipment	(4)	264
Income from operations	11,716	9,890
Income before income taxes	7,192	5,366
Income tax expense	2,059	528
Net income	5,133	4,838
Net income per share
Basic and diluted	$0.27	$0.25

Selected Cash Flow Data:
Net income	$5,133	$4,838
Depreciation and amortization	6,911	6,881
Deferred income tax	1,489	—
Non-cash loss (gain) on disposal of property and equipment	(4)	245
Decrease (increase) in operating assets	(4,979)	(4,980)
Increase (decrease) in operating liabilities	9,370	10,580
Net cash provided by operating activities	19,634	19,279
Purchases of property and equipment	(18,670)	(18,315)
Net cash used in investing activities	(18,385)	(18,030)

(1)          The “As Reported” numbers included above are the amounts that were included within the final IPO prospectus and as previously revised. During the third quarter of 2011, we identified certain previously expensed personnel, travel and interest costs incurred in 2011 related to new restaurant

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

development which should have been capitalized and amortized over the applicable useful life of the related restaurant unit assets. We assessed the materiality of these errors and concluded that they were not material to any prior annual or interim periods. We previously revised our consolidated financial statements as of and for the twelve and twenty-four weeks ended June 20, 2011.

In the previous revision, income from operations was increased by $99 thousand and $201 thousand and net income was increased by $117 thousand and $237 thousand for the twelve and twenty-four weeks ended June 20, 2011.

Note 4 – Debt Obligations

Debt obligations consisted of the following for the periods presented below (in thousands):

	June 18, 2012	January 2, 2012
$120.0 million term loan, due March 2016	$74,500	$117,750
Capital leases	—	7
Total debt	74,500	117,757
Less current portion	—	3,007
Long-term debt obligations	$74,500	$114,750

In March 2011, we entered into a $145.0 million senior secured credit facility with a syndicate of financial institutions. The credit facility is scheduled to mature in March 2016.  The credit facility consisted of (a) a $120.0 million term loan (“Term Loan”) and (b) a revolving credit facility of up to $25.0 million (“Revolving Credit Facility”) which includes a letter of credit subfacility for up to $6.0 million and a swing line subfacility of up to $5.0 million.

Borrowings under the senior secured credit facility bear interest at a fluctuating rate equal to, at our option, either (a) a base rate plus three and one-half percent (3.50%) per annum, or (b) LIBOR (subject to a floor of 1.5%) plus four and three-quarter percent (4.75%) per annum. The base rate is the higher of (1) the federal funds rate plus 0.50%, (2) the U.S. prime rate last quoted by The Wall Street Journal, and (3) the sum of the three-month LIBOR (subject to a floor of 1.5%) plus the excess of the LIBOR applicable margin over the base rate applicable margin. The Revolving Credit Facility provides for a commitment fee of 0.5% per year on the unused portion.

The weighted average interest rate (including margin) on the Term Loan and the Revolving Credit Facility at June 18, 2012 was 6.25% and 6.75%, respectively. As of June 18, 2012, we had outstanding letters of credit of approximately $1.8 million and available borrowing capacity of approximately $23.2 million under the Revolving Credit Facility. During the twenty-four weeks ended June 18, 2012, the Revolving Credit Facility had average daily borrowings of $1.8 million. As of June 18, 2012 and January 2, 2012, the Revolving Credit Facility had no outstanding balance.

In addition to regularly scheduled payments of principal, mandatory prepayments are also required to be made upon the occurrence of certain events including, without limitation, (i) sales of certain assets, subject to reinvestment provisions, (ii) receipt of certain casualty and condemnation awards proceeds,

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

subject to reinvestment provisions, (iii) the incurrence of certain additional indebtedness, (iv) issuance of equity in some cases, and (v) excess cash flow on an annual basis (as defined in the credit agreement). The senior secured credit facility contains a number of covenants that restrict our ability to incur additional indebtedness, create liens on assets, sell assets, make investments, and pay dividends and distributions. In addition, we are required to comply with certain financial covenants, including maximum consolidated effective leverage ratio, maximum capital expenditures, and a minimum consolidated fixed charge ratio. As of June 18, 2012, we were in compliance with these covenants. In relation to the restatement of our financial statements (see Note 3), we received waivers through October 19, 2012 from our lenders whereby our lenders agreed to waive the rights and remedies under our credit agreement arising from the delay in filing our quarterly report on Form 10-Q for the quarter ended June 18, 2012. Most recently, on October 19, 2012 we received an extension to the original waiver that effectively extended the prior waivers through November 15, 2012 and that also waived the rights and remedies of our lenders under the credit agreement arising from any delay in filing our Form 10-Q for the quarter ended September 10, 2012.

We used the proceeds from the Term Loan to repay prior indebtedness, make an $80.0 million distribution to our stockholder, pay certain fees and expenses associated with the closing of the credit facility, and terminate our interest rate swap contract. Deferred financing fees of $4.6 million relating to the Term Loan were capitalized as deferred charges in the consolidated balance sheets. The termination of the interest rate swap was paid in March 2011 and was recorded as a $0.4 million increase in interest expense, net. The $1.4 million balance of deferred financing costs related to our prior indebtedness was written off to interest expense in our accompanying consolidated statements of operations for the twenty-four weeks ended June 20, 2011.

On April 23, 2012, we entered into an amendment to our senior secured credit agreement that became effective on the date we received proceeds from our IPO. As required by the amendment, we used $42.5 million of our net proceeds to prepay a portion of our Term Loan. The prepayment was applied to the next six regularly scheduled quarterly term loan principal payments and reduced the remaining principal payments on a pro rata basis. We also wrote-off $1.1 million of debt issuance costs associated with the repayment, which has been included as a component of interest expense, net in the accompanying condensed consolidated statement of operations for the twelve and twenty-four weeks ended June 18, 2012.

The amendment included other revisions to the credit agreement, the most significant of which were modifications to our financial covenants that increased the amount that we can spend annually on growth related capital expenditures, lowered the principal component of the fixed charge ratio calculation proportionally to the pay down, and reduced our effective leverage ratio by 25 basis points for substantially all remaining quarterly periods. The amendment also eliminated the annual mandatory prepayment requirement related to excess cash flow.

On October 29, 2012, we entered into a new senior secured credit agreement. See Note 10.

The carrying value of our long-term debt approximates fair value. The estimate of the fair value of our debt is based on observable market information from a third party pricing source and is classified in level 2 of the fair value hierarchy.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Stock-Based Compensation

In May 2012, the Company’s stockholders approved the adoption of our 2012 Omnibus Incentive Plan (“2012 Plan”). Under the 2012 Plan, we are authorized to grant stock-based awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), and other stock-based awards. The maximum number of common shares reserved for the grant of awards under the 2012 Plan is 1,980,074, subject to adjustment as provided by the 2012 Plan. Stock options and SARs granted under the 2012 Plan generally vest over four years from the date of grant with 25% vesting generally on June 30th of each of the first four years following the date of grant. Stock options and SARs may not have a term exceeding ten years from the date of grant. Restricted stock, which converts one for one at the end of the vesting period, has been granted to independent directors. Restricted stock generally vests after one year from the date of grant. Other specific terms for awards granted under the 2012 Plan shall be determined by our board of directors (or a committee of its members).

In May 2012, the board of directors granted 497,500 SARs and 19,289 shares of restricted stock, and in June 2012, granted an additional 2,000 SARs. The weighted average grant date fair value of the SARs and the restricted stock granted was $6.64 and $14.00 per share, respectively. As of June 18, 2012, 499,500 SARs and 12,000 shares of restricted stock are outstanding. The weighted average exercise price of the outstanding SARs was $14.02 and $14.01, respectively. As of June 18, 2012, the weighted average remaining contractual term was 9.9 years for both outstanding SARs, while the aggregate intrinsic value was $2.3 million and $2.2 million for outstanding and expected to vest SARs, respectively.

Stock-based compensation expense was $231 thousand and $240 thousand for the twelve and twenty-four weeks ended June 18, 2012, respectively, and is included in general and administrative expenses. As of June 18, 2012, we had unrecognized equity compensation expense of approximately $3.5 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 3.8 years.

The following table provides the significant weighted average assumptions used to determine the fair value of stock appreciation rights on the grant date using the Black-Scholes option-pricing model for awards granted during the twelve and twenty-four weeks ended June 18, 2012:

Expected term	6.32 years
Expected volatility	48.2%
Dividend yield	0.0%
Risk-free rate	0.8% - 1.1%

Since we do not have historical exercise experience on stock appreciation rights, we used the simplified method of estimating expected term. As a newly public company, we estimated expected volatility using the volatility of a peer group over a recent historical period equal to the same expected term of the award. The expected dividend yield is based on our history of not paying regular dividends in the past or our current intention to not pay regular dividends in the foreseeable future.  Risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant using the term equal to our expected term.

Note 6 – Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, while diluted net income per share is computed using the weighted average number of common shares outstanding plus all potentially dilutive common share equivalents outstanding

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

during the period. The following table summarizes the components to determine the numerator and denominators of basic and diluted net income per share (in thousands):

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 18, 2012	June 20, 2011	June 18, 2012	June 20, 2011
		(As restated)		(As restated)
Numerator:
Net income	$5,486	$4,294	$7,371	$4,838

Denominator:
Basic weighted average shares outstanding	22,136	19,178	20,666	19,178
Effect of dilutive securities	1	—	—	—
Diluted weighted average shares outstanding	22,137	19,178	20,666	19,178

The effect of dilutive securities above relates to 12,000 shares of restricted stock outstanding as of June 18, 2012. For the twelve and twenty-four weeks ended June 18, 2012, we excluded 499,500 SARs from the computation of diluted net income per share because their effect was anti-dilutive.

Note 7 – Contingencies

On July 18, 2012, we announced that we intended to restate our financial statements for the years ended December 28, 2009, January 3, 2011 and January 2, 2012 and related interim periods.  On July 20, 2012, a putative class action complaint was filed in the U.S. District Court for the Southern District of Texas against us, certain of our current directors and officers and the underwriters in the IPO.  The plaintiffs allege that all the defendants violated Section 11 of the Securities Act of 1933 (the “Securities Act”), the underwriters violated Section 12 of the Securities Act and certain of our directors and officers have control person liability under Section 15 of the Securities Act, based on allegations that in light of the July 18, 2012 restatement announcement, our IPO registration statement and prospectus contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein.  Plaintiffs seek unspecified compensatory damages and attorneys’ fees and costs.

We believe this lawsuit is without merit, and we are vigorously defending the lawsuit.  However, we are unable to predict the outcome of this case and any future related cases.

We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters.  Whether a claim brought against us in the future is valid or whether we are liable, such a claim would be expensive to defend and may divert time, money and other valuable resources away from our operations and, thereby, hurt our business.

Note 8 – Income Taxes

Our effective tax rate is generally less than the combined federal and state statutory rate primarily due to the interaction of FICA tax credits for employee reported tip income. Additionally, in 2011, we recognized a partial release of the valuation allowance of $1.0 million and $1.1 million in the twelve and twenty four weeks ended June 20, 2011. The effective tax rate for the twelve and twenty four weeks ended June 18, 2012 was 20.7% and 22.0%, respectively. The effective tax rate for the twelve and twenty

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

four weeks ended June 20, 2011 was 8.8% and 9.8%, respectively.  The increase in the effective tax rate is primarily due to the partial release of the valuation allowance partially offset by an increase in the FICA tax credits in 2012.

Note 9 – Supplemental Disclosure of Cash Flow Information

The following table sets forth certain noncash investing activities as follows (in thousands):

	Twenty-Four Weeks Ended
	June 18, 2012	June 20, 2011
Unpaid liabilities for property and equipment	$8,891	$4,837

Note 10 – Subsequent Event

On October 29, 2012, we entered into a new $100 million five-year senior secured revolving credit facility (the “New Revolving Credit Facility”), which includes a letter of credit sub-facility of up to $10.0 million and a swing line sub-facility of up to $15 million, with a syndicate of commercial banks and other financial institutions.  We used borrowings under the facility along with cash on hand to repay our Term Loan and expect to use the facility for working capital and other general corporate purposes.

The initial interest rate for borrowings under the facility will be equal to, at our option, either (a) LIBOR plus a margin of 2.00%, or (b) the Base Rate (as defined in the agreement) plus a margin of 1.00%.  Thereafter, the applicable margins are subject to adjustment based on our leverage ratio as determined on a quarterly basis.  In addition, we are required to pay a commitment fee on the unused portion of the New Revolving Credit Facility.  The commitment fee rate is initially 0.30% per annum, and is also subject to adjustment thereafter on a quarterly basis based on our leverage ratio.

The New Revolving Credit Facility contains financial covenants including a leverage ratio and a minimum fixed charge coverage ratio, as described in the agreement. The facility also contains other covenants which, among other things limit our ability to incur additional indebtedness, create liens on our assets, make certain investments, guarantees or loans, merge, consolidate or otherwise dispose of assets other than in the ordinary course of business, make acquisitions, and pay dividends or make other restricted payments.  The facility is guaranteed by each of our subsidiaries and secured by substantially all of our present and future assets and a lien on the capital stock or other equity interests of our direct and indirect subsidiaries.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with “Selected Historical Consolidated Financial and Operating Data” and the historical financial statements and related notes included in our Current Report on Form 8-K dated October 30, 2012. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends on the Monday nearest to December 31 of each year. Fiscal years 2012 and 2011 are 52-week years. The first three quarters of our fiscal year consist of 12 weeks and our fourth quarter consists of 16 weeks for 52-week fiscal years and 17 weeks for 53-week fiscal years.

Overview

Ignite Restaurant Group, Inc. operates two restaurant businesses, Joe’s Crab Shack and Brick House Tavern + Tap. Each of our restaurant businesses offers a variety of high-quality food in a distinctive, casual, high-energy atmosphere. Joe’s Crab Shack and Brick House Tavern + Tap operate in a diverse set of markets across the United States. As of June 18, 2012, we owned and operated 127 Joe’s Crab Shack and 16 Brick House restaurants in 33 states.

Joe’s Crab Shack is an established, national chain of casual seafood restaurants. Joe’s serves a variety of high-quality seafood items, with an emphasis on crab. Joe’s is a high-energy, family-friendly restaurant that encourages guests to “roll up your sleeves and crack into some crab.”

Brick House Tavern + Tap is a casual restaurant business that provides guests a differentiated “gastro pub” experience by offering a distinctive blend of menu items in a polished setting. Brick House seeks to strike a balance between providing guests with an elevated experience while also appealing to “every-man, every-day.”

Restatement

We have completed our previously reported internal assessment of our lease accounting policies and a review of our historical accounting for fixed assets and related depreciation and certain other accounting areas. Accordingly, we have restated our previously issued financial statements for the twelve and twenty-four week periods ended June 20, 2011.

Lease Accounting

When accounting for leases that included stated fixed rent increases, we historically recognized rent expense on a straight line basis over the current lease term with the term primarily commencing when actual rent payments began. Additionally, we did not record straight line rent on leases which contained CPI adjustments that also were subject to stated minimum rent increases. Following an internal assessment, we deemed it necessary to correct errors related to its accounting treatment of certain leases. We have corrected the treatment of these leases to recognize rent expense on a straight line basis over the effective lease term, including cancelable option periods where failure to exercise the options would result in an economic penalty. The effective lease term commences on the date when we establish effective control over the property. Furthermore, we now calculate straight line rent on properties with CPI adjustments that are subject to a stated minimum required rent increase. The changes to the recognition of rent expense are timing in nature and do not change the total cash payments or aggregate rent expense over the effective life of the lease term. The total amount of the increases to historical rent expense will be offset by the same aggregate amount of the adjustments in the form of lower rent expense in the future years of the effective lives of the impacted leases.

The lease accounting errors date back to 2006, the year of our origination. The non-cash charges will impact deferred rent expense, which is primarily included in occupancy expenses, and pre-opening expense (the deferred rent portion only). The lease accounting related restatement items reduced income before income taxes by $262 thousand for the twelve weeks ended June 20, 2011, and $541 thousand for the twenty-four weeks ended June 20, 2011. The estimated increases in rent expense and preopening expense resulted in a corresponding increase in deferred rent liability.

The lease accounting related restatement items do not impact our historical cash flows, revenues or comparable restaurant sales. Additionally, these lease accounting restatement items do not impact historical restaurant-level profit or Adjusted EBITDA.

Fixed Asset Review

Also as a follow-up to the lease accounting review, we undertook a detailed review of our historical accounting for fixed assets and related depreciation expense, including a review of fixed asset additions from our inception, a restaurant-level inventory of fixed assets at all 144 restaurant locations (including one location opened after the end of the quarter), a detailed roll-forward of fixed assets to identify appropriate disposals, a reassessment of useful lives for all assets and the recalculation of depreciation as necessary. As a result, we deemed it necessary to correct our accounting related to fixed asset capitalization, useful lives and disposals, including demolition expenses in certain locations unrelated to new store development.

Capitalization. During the review we identified that we had incorrectly capitalized certain asset additions rather than expensing them as repairs and maintenance. Through an extensive review and reassessment of fixed asset additions, we have identified items that were incorrectly capitalized and expensed them as repairs and maintenance to the appropriate period and corrected the associated asset balance, historical depreciation expense and accumulated depreciation.

Lease lives. Additionally, during the review of asset additions and the initial work performed around the proper determination of effective lease lives, we identified that we had not consistently considered the impact of the economic life or the effective lease term on the depreciable life of certain assets. As a result, we reassessed the depreciable lives of our assets, made changes where necessary and recalculated depreciation accordingly.

Disposals. Finally, during the course of the fixed asset review, we concluded that we had not appropriately recognized loss on disposal for the undepreciated balance of assets that had been disposed or for existing store demolition costs not related to new store development, including remodels or catastrophic loss. We also determined that we had not removed certain assets and the related accumulated depreciation from the balance sheet upon disposal. Through an extensive asset roll-forward process, we identified the items that were retired through replacement, sale, or demolition, recognized the loss on disposal in the appropriate period and corrected the associated asset balance, historical depreciation expense and accumulated depreciation.

The fixed asset accounting related restatement items include increases in the loss on disposal of assets and other operating expenses and reductions in depreciation expense on our statements of operations and reductions of property and equipment, net and accumulated depreciation on our balance sheet. The fixed asset accounting restatement adjustments reduced income before income taxes by $284 thousand for the twelve weeks ended June 20, 2011 and $592 thousand for the twenty-four weeks ended June 20, 2011.

Other Items

In conjunction with the lease accounting and fixed asset accounting review, we undertook a broader review of our existing accounting policies and concluded it was necessary to make additional adjustments to our historical financial statements.

Sale-leaseback. During the course of the fixed asset review, we determined that we incorrectly accounted for certain deferred costs associated with a sale-leaseback transaction in 2008. The correction resulted in a $9 thousand reduction to amortization expense for the twelve weeks ended June 20, 2011 and $18 thousand for the twenty-four weeks ended June 20, 2011.

Advertising production costs. We incorrectly recognized production costs related to television commercials in 2011 and 2012 over the time the commercials had run as opposed to expensing them when the commercials first aired. The correction to reflect this change resulted in an increase in advertising expense by $3 thousand and $223 thousand for the twelve and twenty-four weeks ended June 20, 2011 but will have no effect on total expenses for the full year in 2011 or 2012. Going forward, our policy is to expense advertising media costs as incurred, while production costs will be expensed in the period the advertising first takes place.

Vacation accrual. We determined that we had not appropriately recognized an accrual for earned but unpaid vacation in 2011. The correction to reflect this change resulted in a $232 thousand and $398 thousand increase in labor and benefits and general and administrative expense for the twelve and twenty-four weeks ended June 20, 2011, but had no effect on total expense for the full year.

Professional fees. As previously reported, we also adjusted $175 thousand of general and administrative expense from the twelve weeks ended March 26, 2012 into 2011, of which $90 thousand was for the twelve and twenty-four weeks ended June 20, 2011.  The error correction relates to professional fees for quarterly reviews completed by our independent registered public accounting firm in 2011 that were previously recorded in the first quarter of 2012.

Income tax provision. We identified errors in our accounting for uncertain tax positions dated back to the beginning of fiscal year 2009.  We performed a comprehensive recalculation of our uncertain tax positions to ensure that the appropriate amounts were recognized in each period.  This correction resulted in an increase in income tax expense and other long-term liabilities of $80 thousand and $147 thousand for the twelve and twenty-four weeks ended June 20, 2011, respectively.  We also identified errors in the accounting related to the changes in the valuation allowance recorded on our net deferred tax assets during the fiscal quarters of 2011. Prior to the fourth quarter of 2011, we maintained a full valuation allowance.  We did not appropriately account for changes to the valuation allowance in quarterly periods prior to that time.  The correction in the accounting for the valuation allowance resulted in a $1.0 million and $1.1 million decrease to income tax expense and a corresponding increase in deferred tax assets for the twelve and twenty-four weeks ended June 20, 2011, but had no effect on income tax benefit for the full year.

Income tax effect of restatement adjustments. The restatement adjustments were analyzed to determine which amounts had a corresponding impact on our income tax expense and the result is reflected as the income tax effect of restatement adjustments.

The adjustments do not impact our revenues, comparable restaurant sales or free cash flows. The impacts of these restatements on our Statements of Operations, Adjusted EBITDA and restaurant-level profit are summarized below (in thousands, except per share amounts):

	Twelve Weeks Ended	Twenty-Four Weeks Ended
	June 20, 2011	June 20, 2011
Income from operations
As reported	$7,536	$11,716
Adjustments:
Depreciation expense	(5)	12
Repairs and maintenance expense	(160)	(336)
Loss on disposal of property and equipment	(119)	(268)
Deferred rent	(262)	(541)
Other	(316)	(693)
Net adjustment to income from operations	(862)	(1,826)
As restated	$6,674	$9,890

Net income
As reported	$3,975	$5,133
Adjustments:
Net adjustment to income from operations	(862)	(1,826)
Income tax effect of restatement adjustments	246	557
Income tax error adjustments	935	974
Net adjustment to net income	319	(295)
As restated	$4,294	$4,838

Net income per share
As reported	$0.21	$0.27
Adjustments	0.01	(0.02)
As restated	$0.22	$0.25

Adjusted EBITDA (1)
As reported	$12,974	$22,085
Adjustments:
Repairs and maintenance expense	(160)	(336)
Non-development demolition costs	(7)	(19)
Vacation accrual	(232)	(398)
Other	(93)	(313)
Net adjustment to Adjusted EBITDA	(492)	(1,066)
As restated	$12,482	$21,019

Restaurant-level profit (2)
As reported	$17,796	$31,859
Adjustments:
Repairs and maintenance expense	(157)	(331)
Other	(169)	(505)
Net adjustment to restaurant-level profit	(326)	(836)
As restated	$17,470	$31,023

(1)          Adjusted EBITDA is a non-GAAP financial measure. See “Results of Operations” for a discussion of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

(2)          Restaurant-level profit is a non-GAAP financial measure. See “Results of Operations” for a discussion of restaurant-level profit and a reconciliation of restaurant-level profit to revenues.

Outlook

We believe that a significant portion of the casual dining industry, particularly the traditional bar & grill segment, has become undifferentiated and the competitive landscape presents a significant growth opportunity for distinctive casual dining restaurants. Similar to the way the bar & grill segment emerged as an alternative to traditional family dining restaurants in the 1990s, we believe that distinctive casual dining restaurants like ours are now positioned to capture market share from conventional bar & grill restaurants. We intend to continue to position our restaurants to capitalize on that trend by constantly refining our brands, elevating food and service, and offering an aspirational experience to our guests. We expect that the casual dining segment will follow broader macroeconomic trends. However, we expect the factors above will continue to position our restaurant businesses favorably against our casual dining competitors.

The financial results provided herein partially reflect the fact that we had been a private company until our initial public offering in May 2012, and as such had not incurred costs typically found in publicly traded companies. We expect that those costs will increase our general and administrative expenses annually similar to other public companies now that we have completed our initial public offering.

Results of Operations

The following table presents the consolidated statement of operations for the twelve and twenty-four weeks ended June 18, 2012 and June 20, 2011 expressed as a percentage of revenues.

IGNITE RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 18, 2012	June 20, 2011	June 18, 2012	June 20, 2011
		(As restated)		(As restated)

Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Restaurant operating costs
Cost of sales	31.0	31.0	31.4	31.2
Labor and benefits	26.7	27.4	26.9	27.7
Occupancy expenses	6.4	7.0	6.8	7.3
Other operating expenses	16.4	17.9	17.1	17.8
General and administrative	6.7	5.4	6.4	5.9
Depreciation and amortization	3.5	3.4	3.6	3.6
Pre-opening costs	1.2	1.2	1.3	1.2
Restaurant impairments and closures	0.0	0.0	0.0	0.0
Loss on disposal of property and equipment	0.1	0.1	0.1	0.1
Total costs and expenses	92.1	93.5	93.7	94.8
Income from operations	7.9	6.5	6.3	5.2
Interest expense, net	(2.3)	(1.9)	(2.1)	(2.4)
Gain on insurance settlements	0.2	—	0.1	—
Income before income taxes	5.8	4.6	4.2	2.8
Income tax expense	1.2	0.4	0.9	0.3
Net income	4.6%	4.2%	3.3%	2.5%

*The percentages reflected have been subject to rounding adjustments.  Accordingly, figures expressed as percentages where aggregated may not be arithmetic aggregation of the percentages that precede them.

The following table sets forth additional operating information that we use in assessing our performance as of the periods indicated:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 18, 2012	June 20, 2011	June 18, 2012	June 20, 2011

Selected Other Data (1):
Number of restaurants open (end of period):
Joe’s Crab Shack	127	116	127	116
Brick House Tavern + Tap	16	17	16	17
Total restaurants	143	133	143	133
Average weekly sales (in thousands)	$71	$66	$67	$61
Restaurant operating weeks	1,683	1,568	3,321	3,102
Restaurant-level profit margin (2)	19.7%	17.0%	18.1%	16.3%
Adjusted EBITDA (in thousands) (3)	$17,708	$12,482	$28,635	$21,019
Comparable Restaurant Data (1):
Comparable restaurant base (end of period)	120	111	120	111
Average unit volume (in thousands)	$801	$774	$1,510	$1,444
Change in comparable restaurant sales	3.0%	6.0%	4.0%	7.6%
Average check (Joe’s only)	$23.69	$23.01	$23.74	$23.05

(1)	Includes both restaurant brands, unless otherwise noted.

(2)

Restaurant-level profit represents revenues (x) less (i) licensing revenue not attributable to core restaurant operations, (ii) cost of sales, (iii) labor and benefits, (iv) occupancy expenses, and (v) other operating expenses (y) plus non-cash rent. Restaurant-level profit margin is calculated as restaurant-level profit divided by restaurant sales. Restaurant-level profit and restaurant-level profit margin are a supplemental measure of operating performance of our restaurants that do not represent and should not be considered as an alternative to net income or revenues as determined by U.S. generally accepted accounting principles, or U.S. GAAP, and our calculation thereof may not be comparable to that reported by other companies. Restaurant-level profit and restaurant-level profit margin have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Management believes restaurant-level profit and restaurant-level profit margin are an important component of financial results because they are a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses restaurant-level profit and restaurant-level profit margin as key metrics to evaluate our financial performance compared with our competitors, to evaluate the profitability of incremental sales and to evaluate our performance across periods.

The reconciliation of restaurant-level profit to the nearest comparable U.S. GAAP measurement is as follows (in thousands, except percentages):

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 18, 2012	June 20, 2011	June 18, 2012	June 20, 2011
		(As restated)		(As restated)
Revenues	$119,886	$103,188	$223,316	$190,619
Less: Licensing and other revenues	(113)	(141)	(178)	(249)
Restaurant sales	119,773	103,047	223,138	190,370
Restaurant operating costs
Cost of sales	37,172	32,004	70,087	59,523
Labor and benefits	31,970	28,262	60,017	52,828
Occupancy expenses	7,717	7,260	15,249	13,857
Other operating expenses	19,655	18,465	38,223	33,936
Deferred rent	(323)	(414)	(770)	(797)
Restaurant-level profit	$23,582	$17,470	$40,332	$31,023
Restaurant-level profit margin	19.7%	17.0%	18.1%	16.3%

(3)

Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization and further adjustments for deferred rent, restaurant impairments and closures, gains and losses on disposal of property and equipment, gains on insurance settlements, pre-opening costs and other expenses and items. Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined by U.S. generally accepted accounting principles (“GAAP”) and our calculation thereof may not be comparable to that reported by other companies. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

	•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

	•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

	•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

	•	Adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, Adjusted EBITDA does not reflect any cash requirements for such replacements; and

	•	other companies in the restaurant industry may calculate Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally. We further believe that our presentation of these U.S. GAAP and non-GAAP financial measurements provide information that is useful to analysts and investors because they are important indicators of the strength of our operations and the performance of our core business.

As described above, Adjusted EBITDA includes adjustments for deferred rent, restaurant impairments and closures, gains and losses on disposal of property and equipment, sponsor management fees, gains on insurance settlements, pre-opening costs and other expenses. It is reasonable to expect that these items, with the exception of sponsor management fees, will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. Each of these adjustments helps management with a measure of our core operating performance over time by removing items that are not related to day-to-day restaurant-level operations.

Management uses Adjusted EBITDA:

•

as a measurement of operating performance because it assists us in comparing the operating performance of our restaurants on a consistent basis, as it removes the impact of items not directly resulting from our core operations;

•	for planning purposes, including the preparation of our internal annual operating budget and financial projections;

•	to evaluate the performance and effectiveness of our operational strategies;

•	to evaluate our capacity to fund capital expenditures and expand our business;

•	to calculate incentive compensation payments for our employees, including assessing performance under our annual incentive compensation plan; and

•	to calculate financial ratios in material debt covenants in our senior secured credit facility.

In addition, this measurement is used by investors as a supplemental measure to evaluate the overall operating performance of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations from one period to the next and would ordinarily add back events that are not part of normal day-to-day operations of our business. By providing this non-GAAP financial measure, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives.

The reconciliation of Adjusted EBITDA to the nearest comparable U.S. GAAP measurement is as follows (in thousands):

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 18, 2012	June 20, 2011	June 18, 2012	June 20, 2011
		(As restated)		(As restated)
Net income	$5,486	$4,294	$7,371	$4,838
Income tax expense	1,433	414	2,081	528
Interest expense, net	2,768	1,966	4,765	4,524
Depreciation and amortization	4,200	3,558	8,149	6,881
EBITDA	13,887	10,232	22,366	16,771
Adjustments:
Deferred rent (a)	333	412	790	807
Restaurant impairments and closures (b)	57	9	106	37
Non-cash loss on disposal of property and equipment (c)	145	112	234	245
Sponsor management fees (d)	115	218	387	490
Gain on insurance settlements (e)	(217)	—	(217)	—
Pre-opening costs (f)	1,430	1,241	2,958	2,226
Transaction costs (g)	1,674	205	1,714	205
Stock-based compensation (h)	231	—	240	—
Other expenses (i)	53	53	57	238
Adjusted EBITDA	$17,708	$12,482	$28,635	$21,019

(a)         Deferred rent represents the non-cash rent expense calculated as the difference in U.S. GAAP rent expense in any year and amounts payable in cash under the leases during the year. In measuring our operational performance, we focus on our cash rent payments.

(b)        Impairment charges represent amounts that were recorded in connection with the determination that the carrying value of certain of our restaurants exceeded their estimated fair value. Also consists of expenses incurred following the closure of restaurants.

(c)         Non-cash loss on disposal of property and equipment represents the net book value of property and equipment less proceeds received, if applicable, on assets abandoned or sold.

(d)        Sponsor management fees consist of fees and expenses paid to J.H. Whitney under the management services agreement. We terminated this agreement in connection with the completion of the IPO.

(e)         Gain on insurance settlements consists of proceeds in excess of the net book value of assets lost and related costs from property insurance claims at restaurants temporarily closed due to hurricane damage, flooding and/or foundational issues.

(f)           Pre-opening costs include expenses directly associated with the opening of new restaurants and are incurred prior to the opening of a new restaurant.

(g)        Transaction costs consist of fees and expenses related to corporate transactions such as debt or equity issuances, including the IPO, amendments to debt agreements or acquisitions.

(h)        Stock-based compensation represents the non-cash compensation expense associated with equity awards granted to our employees and directors.

(i)            Other expenses consists of costs related to abandoned new restaurant developments, fees payable to the agent under historic credit facilities, certain general and administrative expenses, and compensation and expenses paid to certain members of our board of directors and prior to the IPO, the management committee of our former parent company, JCS Holdings, LLC.

Twelve Weeks Ended June 18, 2012 Compared to Twelve Weeks Ended June 20, 2011

The following table sets forth information comparing the components of net income for the twelve weeks ended June 18, 2012 and June 20, 2011.

	Twelve Weeks Ended
	June 18, 2012	June 20, 2011	Increase (Decrease)	Percent Change
		(dollars in thousands)
		(As restated)

Revenues	$119,886	$103,188	$16,698	16.2%
Costs and expenses
Restaurant operating costs
Cost of sales	37,172	32,004	5,168	16.1
Labor and benefits	31,970	28,262	3,708	13.1
Occupancy expenses	7,717	7,260	457	6.3
Other operating expenses	19,655	18,465	1,190	6.4
General and administrative	8,044	5,596	2,448	43.7
Depreciation and amortization	4,200	3,558	642	18.0
Pre-opening costs	1,430	1,241	189	15.2
Restaurant impairments and closures	57	9	48	533.3
Loss on disposal of property and equipment	171	119	52	43.7
Total costs and expenses	110,416	96,514	13,902	14.4%
Income from operations	9,470	6,674	2,796	41.9
Interest expense, net	(2,768)	(1,966)	(802)	40.8
Gain on insurance settlements	217	—	217	100.0
Income before income taxes	6,919	4,708	2,211	47.0%
Income tax expense	1,433	414	1,019	246.1
Net income	$5,486	$4,294	$1,192	27.8%

Other data:
Restaurant operating weeks	1,683	1,568	115	7.3%
Number of restaurants open (end of period)	143	133	10	7.5%

Revenues

Revenues were $119.9 million during the twelve weeks ended June 18, 2012, an increase of $16.7 million, or 16.2%, compared to revenues of $103.2 million during the twelve weeks ended June 20, 2011. Non-comparable restaurants contributed $13.9 million, or 13.5%, of the total revenue increase, while comparable restaurants contributed $2.8 million, or 2.7%, of the total revenue increase. Comparable restaurant sales increased by 3.0% as a result of 2.1% increase in pricing and 0.9% combined increase in guest count and mix. Average weekly sales increased approximately 8.2% from $65,800 to $71,200.

Cost of Sales

Cost of sales increased by $5.2 million, or 16.1%, from $32.0 million during the twelve weeks ended June 20, 2011 to $37.2 million during the twelve weeks ended June 18, 2012 primarily due to increase in revenues and food cost inflation. Cost of sales, as a percentage of revenues, remained flat due to the increase in food cost inflation and mix related costs, offset by pricing.

Labor and Benefits

Labor and benefits cost increased by $3.7 million, or 13.1%, from $28.3 million during the twelve weeks ended June 20, 2011 to $32.0 million during the twelve weeks ended June 18, 2012 primarily due to new restaurant openings and increases in hourly wages and managed salaries, partially offset by improved productivity. As a percentage of revenues, labor and benefits decreased from 27.4% to 26.7% mainly due to leverage and improved productivity.

Occupancy Expenses

Occupancy expenses increased by $0.4 million, or 6.3%, from $7.3 million during the twelve weeks ended June 20, 2011 to $7.7 million during the twelve weeks ended June 18, 2012 primarily due to new restaurant openings. As a percentage of revenues, occupancy expenses decreased from 7.0% to 6.4% mainly due to leverage.

Other Operating Expenses

Other operating expenses increased by $1.2 million, or 6.4%, from $18.5 million during the twelve weeks ended June 20, 2011 to $19.7 million during the twelve weeks ended June 18, 2012 mainly caused by new restaurant openings, partially offset by efficiencies in comparable restaurants. As a percentage of revenues, other operating expenses decreased from 17.9% to 16.4% primarily due to leverage in marketing expenses, favorable debit/credit card fees, utilities due to lower gas and electric rates, as well as restaurant repairs and maintenance due to leverage and newer units requiring less maintenance.

General and Administrative

General and administrative expenses increased by $2.4 million, or 43.7%, from $5.6 million during the twelve weeks ended June 20, 2011 to $8.0 million during the twelve weeks ended June 18, 2012 primarily due to $1.8 million of one-time IPO-related expenses, which includes $1.0 million in fees related to the termination of our management agreement with J.H. Whitney and $0.4 million in IPO-related cash bonuses. In addition, general and administrative expenses increased due to legal and professional fees associated with being a public company, implementation of a stock based compensation program and increased staffing and travel expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.6 million, or 18.0%, from $3.6 million during the twelve weeks ended June 20, 2011 to $4.2 million during the twelve weeks ended June 18, 2012 mainly due to new restaurant openings.

Pre-Opening Costs

Pre-opening costs increased by $0.2 million, or 15.2%, from $1.2 million during the twelve weeks ended June 20, 2011 to $1.4 million during the twelve weeks ended June 18, 2012 mainly due to the number of restaurants opened during those periods, which were four and five, respectively, and the timing of pre-opening costs for restaurants under development. That was partially offset by the decrease in the average amount of pre-opening costs for those periods.

Interest Expense, Net

Interest expense, net increased by $0.8 million, or 40.8%, from $2.0 million during the twelve weeks ended June 20, 2011 to $2.8 million during the twelve weeks ended June 18, 2012 primarily due to the

$1.1 million write-off of debt issuance costs related to the prepaid term loan, offset partially by the $0.3 million lower interest paid on lower loan balance caused by the same term loan prepayment.

Income Tax Expense

Income tax expense increased by $1.0 million, or 246.1% from $0.4 million during the twelve weeks ended June 20, 2011 to $1.4 million during the twelve weeks ended June 18, 2012. The effective income tax rate increased from 8.8% to 20.7% primarily due to a partial release of the valuation allowance in the twelve weeks ended June 20, 2011, partially offset by an increase in the FICA tax credits in 2012. We are no longer in a valuation allowance position in fiscal year 2012 whereas in the twelve weeks ended June 20, 2011, we released $1.0 million of the valuation allowance to reduce income tax expense.

Net Income

As a result of the foregoing, net income increased by $1.2 million, or 27.8%, from $4.3 million for the twelve weeks ended June 20, 2011 to $5.5 million for the twelve weeks ended June 18, 2012.

Twenty-Four Weeks Ended June 18, 2012 Compared to Twenty-Four Weeks Ended June 20, 2011

The following table sets forth information comparing the components of net income for the twenty-four weeks ended June 18, 2012 and June 20, 2011.

	Twenty-Four Weeks Ended
	June 18, 2012	June 20, 2011	Increase (Decrease)	Percent Change
		(dollars in thousands)
		(As restated)

Revenues	$223,316	$190,619	$32,697	17.2%
Costs and expenses
Restaurant operating costs
Cost of sales	70,087	59,523	10,564	17.7
Labor and benefits	60,017	52,828	7,189	13.6
Occupancy expenses	15,249	13,857	1,392	10.0
Other operating expenses	38,223	33,936	4,287	12.6
General and administrative	14,267	11,177	3,090	27.6
Depreciation and amortization	8,149	6,881	1,268	18.4
Pre-opening costs	2,958	2,226	732	32.9
Restaurant impairments and closures	106	37	69	186.5
Loss on disposal of property and equipment	260	264	(4)	(1.5)
Total costs and expenses	209,316	180,729	28,587	15.8%
Income from operations	14,000	9,890	4,110	41.6
Interest expense, net	(4,765)	(4,524)	(241)	5.3
Gain on insurance settlements	217	—	217	100.0
Income before income taxes	9,452	5,366	4,086	76.1%
Income tax expense	2,081	528	1,553	294.1
Net income	$7,371	$4,838	$2,533	52.4%

Other data:
Restaurant operating weeks	3,321	3,102	219	7.1%
Number of restaurants open (end of period)	143	133	10	7.5%

Revenues

Revenues were $223.3 million during the twenty-four weeks ended June 18, 2012, an increase of $32.7 million, or 17.2%, compared to revenues of $190.6 million during the twenty-four weeks ended June 20, 2011. Non-comparable restaurants contributed $25.8 million, or 13.5%, of the total revenue increase, while comparable restaurants contributed $6.9 million, or 3.6%, of the total revenue increase. Comparable restaurant sales increased by 4.0% as a result of 2.1% increase in pricing and a 1.9% combined increase in guest count and mix. Average weekly sales increased approximately 5.8% from $61,500 to $67,200.

Cost of Sales

Cost of sales increased by $10.6 million, or 17.7%, from $59.5 million during the twenty-four weeks ended June 20, 2011 to $70.1 million during the twenty-four weeks ended June 18, 2012 due partly to increase in revenues and food cost inflation. Cost of sales, as a percentage of revenues, increased mainly due to product cost inflation primarily related to crab and other seafood along with mix related costs partially offset by pricing.

Labor and Benefits

Labor and benefits cost increased by $7.2 million, or 13.6%, from $52.8 million during the twenty-four weeks ended June 20, 2011 to $60.0 million during the twenty-four weeks ended June 18, 2012 primarily due to new restaurant openings and increased hourly wages and management salaries, partially offset by improved productivity. As a percentage of revenues, labor and benefits decreased from 27.7% to 26.9% mainly due to leverage and improved productivity.

Occupancy Expenses

Occupancy expenses increased by $1.4 million, or 10.0%, from $13.9 million during the twenty-four weeks ended June 20, 2011 to $15.3 million during the twenty-four weeks ended June 18, 2012 primarily due to new restaurant openings and contingent rent. As a percentage of revenues, occupancy expenses decreased from 7.3% to 6.8% mainly due to leverage.

Other Operating Expenses

Other operating expenses increased by $4.3 million, or 12.6%, from $33.9 million during the twenty-four weeks ended June 20, 2011 to $38.2 million during the twenty-four weeks ended June 18, 2012 mainly caused by new restaurant openings and workers compensation, partially offset by efficiencies in comparable restaurants. As a percentage of revenues, other operating expenses decreased from 17.8% to 17.1% primarily due to leverage in marketing expenses, favorable debit/credit card fees caused by the Dodd-Frank Act, utilities due to lower gas and electric rates and restaurant repairs and maintenance due to leverage and newer units requiring less maintenance.

General and Administrative

General and administrative expenses increased by $3.1 million, or 27.6%, from $11.2 million during the twenty-four weeks ended June 20, 2011 to $14.3 million during the twenty-four weeks ended June 18, 2012 primarily due to $1.9 million of one-time IPO-related expenses, which includes $1.0 million in fees related to the termination of our management agreement with J.H. Whitney and $0.4 million in IPO-related cash bonuses. In addition, general and administrative expenses increased due to legal and professional fees associated with being a public company, implementation of a stock based compensation program and increased staffing and travel expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.2 million, or 18.4%, from $6.9 million during the twenty-four weeks ended June 20, 2011 to $8.1 million during the twenty-four weeks ended June 18, 2012 mainly due to new restaurant openings.

Pre-Opening Costs

Pre-opening costs increased by $0.8 million, or 32.9%, from $2.2 million during the twenty-four weeks ended June 20, 2011 to $3.0 million during the twenty-four weeks ended June 18, 2012 mainly due to the number of restaurants opened during those periods, which were seven and eight, respectively.

Interest Expense, Net

Interest expense, net increased by $0.3 million, or 5.3%, from $4.5 million during the twenty-four weeks ended June 20, 2011 to $4.8 million during the twenty-four weeks ended June 18, 2012 primarily due to the $1.1 million write-off of debt issuance costs related to the prepaid term loan, offset partially by a lower loan balance caused by the same term loan prepayment.

Income Tax Expense

Income tax expense increased by $1.6 million, or 294.1% from $0.5 million during the twenty-four weeks ended June 20, 2011 to $2.1 million during the twenty-four weeks ended June 18, 2012. The effective income tax rate increased from 9.8% to 22.0% primarily due to the partial release in 2011 of the valuation allowance on deferred tax assets, partially offset by an increase in the federal tax credits related to FICA and Medicare tax paid on tips in 2012. We are no longer in a valuation allowance position in fiscal year 2012 whereas in the twenty-four weeks ended June 20, 2011, we released $1.1 million of the valuation allowance to reduce income tax expense.

Net Income

As a result of the foregoing, net income increased by $2.6 million, or 52.4%, from $4.8 million for the twenty-four weeks ended June 20, 2011 to $7.4 million for the twenty-four weeks ended June 18, 2012.

Seasonality

There is a seasonal component to Joe’s Crab Shack’s business which typically peaks in the summer months (June, July and August) and slows in the winter months (November, December and January). Because of the seasonality of our business, results for any fiscal quarter are not necessarily indicative of the results that may be achieved for future fiscal quarters or for the full fiscal year.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources have been cash provided from operating activities, cash and cash equivalents, the senior secured credit facility, and the net proceeds from our initial public offering. Our primary requirements for liquidity and capital are new restaurant development, working capital, interest and general corporate needs. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate, and will continue to operate with negative working capital. Our requirement for working capital is not significant since our restaurant guests pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items. Our restaurants do not require significant inventories or receivables.

We believe that these sources of liquidity and capital will be sufficient to finance our continued operations and expansion plans for at least the next twelve months.

The following table shows summary cash flows information for the twenty-four weeks ended June 18, 2012 and June 20, 2011 (in thousands):

	Twenty-Four Weeks Ended
	June 18, 2012	June 20, 2011
		(As restated)
Net cash provided by (used in):
Operating activities	$24,803	$19,279
Investing activities	(22,116)	(18,030)
Financing activities	37,517	(124)
Net increase in cash and cash equivalents	$40,204	$1,125

Operating Activities

Net cash provided by operating activities increased from $19.3 million for the twenty-four weeks ended June 20, 2011 to $24.8 million for the twenty-four weeks ended June 18, 2012 primarily due to the increase in sales and restaurant-level profit. This was offset by $0.6 million more in income taxes paid and by $1.7 million more in interest expense paid compared to the same period last year. We also paid $2.3 million in IPO-related expenses for the twenty-four weeks ended June 18, 2012, which includes $1.0 million in fees related to the termination of our management agreement with J.H. Whitney and $0.4 million in IPO-related cash bonuses.

Investing Activities

Net cash used in investing activities was $22.1 million for the twenty-four weeks ended June 18, 2012 compared to the net cash used in investing activities of $18.0 million for the twenty-four weeks ended June 20, 2011. The main causes of this were payments for capital expenditures amounting to $22.9 million in the current year compared to $18.3 million in the prior year, payments for the acquisition of liquor licenses of $0.4 million in the current year and none in the prior year, and partially offset by proceeds from property insurance claims of $1.1 million in the current year compared to $0.3 million in the prior year. Both periods’ insurance proceeds relate to restaurants damaged by a hurricane in 2008.

Capital expenditures are primarily for investments in new unit development and the replacement of restaurant equipment or facility improvement. We opened eight restaurants during the twenty-four weeks ended June 18, 2012 compared to seven restaurants opened during the twenty-four weeks ended June 20, 2011. We estimate our capital expenditures for fiscal year 2012 will be approximately $44.0 million to $47.0 million substantially related to new restaurant development including estimated construction-in-progress disbursements for fiscal 2013 openings.

Financing Activities

Net cash provided by financing activities was $37.5 million for the twenty-four weeks ended June 18, 2012 compared to the net cash used in financing activities of $0.1 million for the twenty-four weeks ended June 20, 2011. For the current year, the primary causes of financing activity cash flows were our initial public offering (“IPO”) and the prepayment of a portion of our term loan as a result of the IPO, while in the prior year, the primary causes were the refinancing of our senior secured credit facility and our payment of dividend.

We completed our IPO on May 16, 2012 in which we received $81.1 million in net proceeds, after deducting direct offering costs of $9.0 million. We also prepaid $42.5 million of our term loan from the net proceeds of our IPO. We also paid $0.3 million in debt issuance costs related to the amendment of our debt facility.

New Senior Secured Credit Facility

On October 29, 2012, we entered into a new $100 million five-year senior secured revolving credit facility (the “New Revolving Credit Facility”), which includes a letter of credit sub-facility of up to $10.0 million and a swing line sub-facility of up to $15 million, with a syndicate of commercial banks and other financial institutions.  We used borrowings under the facility along with cash on hand to repay our Term Loan and expect to use the facility for working capital and other general corporate purposes.

The initial interest rate for borrowings under the facility will be equal to, at our option, either (a) LIBOR plus a margin of 2.00%, or (b) the Base Rate (as defined in the agreement) plus a margin of 1.00%.  Thereafter, the applicable margins are subject to adjustment based on our leverage ratio as determined on a quarterly basis.  In addition, we are required to pay a commitment fee on the unused portion of the New Revolving Credit Facility.  The commitment fee rate is initially 0.30% per annum, and is also subject to adjustment thereafter on a quarterly basis based on our leverage ratio.

The New Revolving Credit Facility contains financial covenants including a leverage ratio and a minimum fixed charge coverage ratio, as described in the agreement. The facility also contains other covenants which, among other things limit our ability to incur additional indebtedness, create liens on our assets, make certain investments, guarantees or loans, merge, consolidate or otherwise dispose of assets other than in the ordinary course of business, make acquisitions, and pay dividends or make other restricted payments.  The facility is guaranteed by each of our subsidiaries and secured by substantially all of our present and future assets and a lien on the capital stock or other equity interests of our direct and indirect subsidiaries.

Off-Balance Sheet Arrangements

Except for restaurant operating leases, we have no material off-balance sheet arrangements.

Recent Accounting Pronouncements

Disclosure regarding recent accounting pronouncements can be found in Note 1 of our condensed consolidated financial statements (unaudited) contained in this Form 10-Q.

New and Revised Financial Accounting Standards

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. This decision to opt out of the extended transition period is irrevocable.

Critical Accounting Policies

The preparation of the unaudited financial statements requires that we make estimates that affect the reported accounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

During the twelve and twenty-four weeks ended June 18, 2012, there were no significant changes in our accounting policies or estimates.

For a description of those accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Form 8-K dated October 30, 2012.

Forward-Looking Statements

This quarterly report on Form 10-Q includes and incorporates by reference “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that the forward looking information presented in this quarterly report is not a guarantee of future events, and that actual events and results may differ materially from those made in or suggested by the forward looking information contained in this quarterly report. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “comfortable with,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Examples of forward-looking statements in this quarterly report include the effectiveness of investments and new measures in our accounting and finance function to improve our internal controls over financial reporting. A number of important factors could cause actual events and results to differ materially from those contained in or implied by the forward-looking statements, including the risk factors discussed in our Registration Statement on Form S-1/A, filed on May 8, 2012 with the SEC, as supplemented by the risk factors included in this quarterly report. Any forward-looking information presented herein is made only as of the date of this quarterly report, and we do not undertake any obligation to update or revise any forward-looking information to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

Many of the food products we purchase are affected by commodity pricing that is subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and are generally unpredictable. For twenty-four weeks ended June 18, 2012, Snow Crab, Dungeness Crab, King Crab and shrimp accounted for approximately 44% of total food purchases. Crab and lobster are wild caught and sourced from government regulated and sustainable fisheries. We have experienced increases in crab costs, but in certain species, we have seen prices begin to moderate. Other categories affected by the commodities markets, such as seafood, beef and fish, may each account for approximately 5% to 10% of our food purchases. While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities we require, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods. Our purchasing department negotiates prices and quantities for all of our ingredients through either cancellable contracts (with varying length terms), spot market purchases or commodity pricing formulas. Changes in commodity prices would generally affect us and our competitors similarly, depending on the terms and duration of supply contracts. We also enter into fixed price supply contracts for certain products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can have an adverse effect on margins.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, which bear interest at variable rates. As of June 18, 2012, we had $74.5 million outstanding under our senior secured credit facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Our current LIBOR-based borrowings are subject to an interest rate floor of 150 basis points. Prevailing interest rates would have to increase by more than 100 basis points over the interest rate at June 18, 2012, before our interest expense would change.

Item 4.                       Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that the information required to be filed or submitted with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the company with the participation of its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

In connection with the restatement and the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 18, 2012, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In the evaluation, the Company considered the restatement of its previously issued financial statements. Based on that evaluation and the material weaknesses described below, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were ineffective as of June 18, 2012.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the restatement described herein, the Company reviewed potential weaknesses in its internal control over financial reporting. A “material weakness” is a deficiency or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented, or detected in a timely basis. Management identified the following material weaknesses in its internal control over financial reporting as of June 18, 2012.

•                        Lack of Sufficient Qualified Accounting and Tax Personnel. We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the technical application of U.S. GAAP, including the accounting for income taxes.

•                        Lack of Adequate Supervision. The Company’s policies and procedures with respect to the review, supervision and monitoring of the accounting operations were either not designed or not operating effectively. In particular, during the years prior to our IPO, we maintained more limited accounting and tax staff which impacted the appropriate amount of review, supervision and monitoring of our accounting operations, which contributed to this material weakness.

These material weaknesses contributed to the control deficiencies below which are individually considered to be material weaknesses.

•                        Lease Accounting Controls. We did not maintain effective controls over the accounting for leases which resulted in a miscalculation of deferred rent. Specifically, effective controls were not designed over the identification of properties that required deferred rent, the appropriate identification of the effective lease term and the inclusion of the construction rent holiday in deferred rent calculations.

•                        Fixed Asset Controls. We did not maintain effective controls over the existence, completeness and accuracy of fixed assets and related depreciation and amortization expense. Specifically, effective controls were not designed and implemented for the identification of capital addition versus repairs and maintenance expense, periodic physical verification of fixed assets, the selection of appropriate useful lives for leasehold improvements and equipment and disposal of assets that were retired or replaced.

The above control deficiencies resulted in the need to restate our previously issued financial statements. Additionally, until fully remediated, these control deficiencies could result in a material misstatement to our future interim or annual financial statements that would not be prevented or detected.

Notwithstanding the above material weaknesses, management has concluded that our restated financial statements were prepared in accordance with U.S. GAAP. Accordingly, the unaudited financial statements for the twelve and twenty-four week periods ended June 18, 2012 and June 20, 2011 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.

Planned Remediation Efforts to Address Material Weaknesses

While these material weaknesses are not remediated as of June 18, 2012 and September 10, 2012, we have taken the following actions to address each of them:

Efforts to strengthen our accounting and finance department through additional professional staff. The Company is undertaking a long-term expansion of its accounting and finance department, which includes the addition of key supervisory and control personnel. In anticipation of a potential initial public offering (IPO), the Company originally hired a Vice President of Accounting in February 2011 who subsequently left the Company in November 2011. After a thorough search process, the Company hired a new Vice President of Accounting in February 2012, who has extensive experience establishing public company control environments and SEC reporting. The new Vice President of Accounting was instrumental in identifying the lease accounting issues that precipitated the restatement and related accounting review. The new Vice President of Accounting has supervision and oversight role over substantially all accounting functions, including the accounting for income taxes. In addition, as described in more detail below, the Company has recently hired a Director of Internal Audit who will be creating a new internal audit function and leading the continued development of the Company’s Sarbanes-Oxley compliance program. The Director of Internal Audit also has extensive experience in accounting leadership and establishing control environments in public companies. In addition, the Company has hired a dedicated fixed asset accountant and is actively recruiting for a senior lease accounting specialist.

Establishment of an internal audit function. In September 2012, the Company hired a Director of Internal Audit to create a new internal audit function and lead the continued development of the Company’s Sarbanes-Oxley compliance program. The new Director of Internal Audit reports to our Audit Committee and has been charged with the responsibility of improving the overall effectiveness of the control environment and creating a new internal audit function. In addition, the Director of Internal Audit will be responsible for overseeing the Company’s ongoing evaluation of internal control over financial reporting, which will include documenting the existing business processes, determining the gaps in the existing system of internal control, recommending improvements to the business processes, including the fixed assets, leasing and other accounting areas impacted by the restatement.  The Director of Internal Audit will also establish a mechanism to monitor the effectiveness of internal controls on an ongoing basis.

Lease accounting enhancements. To remediate the prior accounting issues, the Company has reviewed all of its leases to verify it is recording rent expense in accordance with U.S. GAAP. This process included the testing of its leases for compliance with ASC Topic 840 which includes the calculation of deferred rent, capital versus operating treatment, and determination of the effective lease term. In connection with the restatement, the Company also reviewed its internal procedures and implemented additional measures for the accounting treatment of leases to ensure that future leases and lease modifications are recorded in accordance with U.S. GAAP. Some of these additional measures include the identification and communication of the date that effective control is established over a property, controls over the identification of triggering events to change the effective lease term and increased review and supervision over the lease accounting process. As a follow up to this review, the Company expects to purchase a new lease management software tool to more effectively automate the lease accounting function. Additionally, the Company is actively recruiting to fill a newly created senior lease accounting specialist role which will report up through the Vice President of Accounting.

Fixed assets improvements. During the restatement process, the Company reviewed fixed asset additions since the Company’s inception, preformed an asset inventory at all of its restaurants and created a detailed re-rolling of its fixed assets to identify disposals and validate depreciation calculations. In addition, the Company has established a comprehensive asset inventory and classification process that will establish the foundation for it to improve its capabilities to more effectively record asset additions, transfers, retirements and disposals and their related depreciation expense. Going forward, the Company has redefined and communicated its capitalization policy, established controls over the effective lease term in relation to setting useful lives for leasehold improvements and will continue to inventory its fixed assets. In addition, the Company has augmented its asset accounting infrastructure by hiring a dedicated fixed asset accountant. This new role will be further complimented by an additional investment in a fixed asset software tool.

The Company will continue to review its internal control over financial reporting in the areas identified above and other areas and update its accounting policies and procedures accordingly.

Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Furthermore, the Company has not completed the formal evaluation of its internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. The Company’s first Section 404 report will be prepared in connection with the Company’s Annual Report on Form 10-K for the fiscal year ending December 30, 2013. We cannot assure you that we will not uncover additional material weaknesses as of December 30, 2013 following this review. Also, until fully remediated, the control deficiencies outlined above could result in a material misstatement to our future annual or interim financial statements that would not be prevented or detected. In addition, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the fiscal year ending December 30, 2013, or the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. We expect that we will remain an “emerging growth company” until the earliest of (i) the last day of our fiscal year following the fifth anniversary of our IPO; (ii) the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we have (1) an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (2) been required to file annual, quarterly and current reports under the Exchange Act for a period of at least 12 calendar months, and (3) filed at least one annual report pursuant to the Exchange Act. As a result, we may qualify as an “emerging growth company” until as late as May 10, 2017. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Changes in Internal Control over Financial Reporting

Other than as described above, no changes in our internal control over financial reporting occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                      Legal Proceedings.

On July 18, 2012, we announced our intention to restate our financial statements for the years ended December 28, 2009, January 3, 2011 and January 2, 2012 and the related interim periods.  On July 20, 2012, a putative class action complaint was filed in the U.S. District Court for the Southern District of Texas against us, certain of our current directors and officers and the underwriters in the IPO.  The plaintiffs allege that all the defendants violated Section 11 of the Securities Act of 1933 (the “Securities Act”), the underwriters violated Section 12 of the Securities Act and certain of our directors and officers have control person liability under Section 15 of the Securities Act, based on allegations that in light of the July 18, 2012 restatement announcement, the Company’s IPO registration statement and prospectus contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein.  Plaintiffs seek unspecified compensatory damages and attorneys’ fees and costs.  We believe this lawsuit is without merit, and we are vigorously defending the lawsuit.  However, we are unable to predict the outcome of this case and any future related cases.

Item 1A.              Risk Factors.

Our business faces many risks.  Any of the risks discussed in this Form 10-Q and our other Securities and Exchange Commission (“SEC”) filings could have a material impact on our business, financial position, results of operations or price of our common stock.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

The following risks are provided to supplement the risk factors that appear in our Registration Statement on Form S-1/A filed on May 8, 2012 with the SEC.

Our failure to establish and maintain effective disclosure controls and procedures and internal controls over financial reporting contributed to the restatement of our previously issued financial statements.  If we fail to remediate material weaknesses in our internal controls over financial reporting or otherwise establish and maintain effective internal controls over financial reporting and disclosure controls and procedures, we may have additional material misstatements in our financial statements and we may not be able to report our financial results in a timely manner.

Our CEO and CFO performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that they were not effective as of June 18, 2012 as a result of the material weaknesses in our internal controls over financial reporting described below. A “material weakness” is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected in a timely basis.  The following material weaknesses were identified in connection with the restatement of our previously issued financial statements:

•                  lack of sufficient qualified accounting and tax personnel;

•                  lack of adequate supervision and monitoring of accounting operations;

•                  inadequate lease accounting controls; and

•                  lack of effective controls related to the existence, completeness and accuracy of fixed assets and related depreciation and amortization expense.

These material weaknesses in our internal controls over financial reporting contributed to the restatement of our previously issued financial statements. We are taking steps to remediate the identified material weaknesses and we will continue to review our internal controls over financial reporting in the areas identified above and other areas and update our accounting policies and procedures accordingly.  However, there is no guarantee that additional material weaknesses will not be identified in the future or that any of these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In particular, if the material weaknesses described above are not remediated, they could result in a misstatement of our accounts and disclosures that could result in a material misstatement to our annual or interim consolidated financial statements in future periods that would not be prevented or detected. If the Company’s financial statements are not timely or accurate, then, in addition to the risks described above, investors may lose confidence in the Company’s reported information and its ability to prevent fraud, the Company could be delisted from NASDAQ and the Company could lose its ability to access capital markets.  For further discussion of our disclosure controls and procedures and internal controls over financial reporting, see Item 4 of Part I, “Controls and Procedures.”

The Company has not completed the formal evaluation of its internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. The Company’s first Section 404 report will be prepared in connection with the Company’s Annual Report on Form 10-K for the fiscal year ending December 30, 2013. We cannot assure you that we will not uncover additional material weaknesses as of December 30, 2013 following this review. Also, until fully remediated, the control deficiencies outlined above could result in a material misstatement to our future annual or interim financial statements that would not be prevented or detected. In addition, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the later of the fiscal year ending December 30, 2013, or the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. We expect that we will remain an “emerging growth company” until the earliest of (i) the last day of our fiscal year following the fifth anniversary of our IPO; (ii) the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we have (1) an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (2) been required to file annual, quarterly and current reports under the Exchange Act for a period of at least 12 calendar months, and (3) filed at least one annual report pursuant to the Exchange Act. As a result, we may qualify as an “emerging growth company” until as late as May 10, 2017. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Legal proceedings or regulatory actions commenced in connection with the restatement could require the Company to incur significant costs and have an adverse impact on our business, financial condition and results of operations.

As a result of the restatement of the Company’s previously issued financial statements, a putative class action complaint was filed in the U.S. District Court for the Southern District of Texas against us, certain of our current directors and officers and the underwrites in the IPO.  The plaintiffs allege that all the defendants violated Section 11 of the Securities Act of 1933 (the “Securities Act”), the underwriters violated Section 12 of the Securities Act and certain of our directors and officers have control person liability under Section 15 of the Securities Act, based on allegations that in light of the July 18, 2012 restatement announcement, the Company’s IPO registration statement and prospectus contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein.  Plaintiffs seek unspecified compensatory damages and attorneys’ fees and costs. In addition to the IPO litigation, we may become subject to additional scrutiny from, or formal investigations by, regulatory authorities such as the SEC or additional civil litigation, all of which could require the Company to incur significant legal expenses, pay fines or other penalties or damages and divert time, money and other valuable resources away from our operations and, thereby, harm our business.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.                       Defaults Upon Senior Securities.

None.

Item 4.                       Mine Safety Disclosures.

Not applicable.

Item 5.                       Other Information.

None.

Item 6.                       Exhibits.

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of Ignite Restaurant Group, Inc.
3.2	Amended and Restated Bylaws of Ignite Restaurant Group, Inc.
10.1	Registration Rights Agreement, dated as of May 16, 2012, by and between Ignite Restaurant Group, Inc., J.H. Whitney VI, L.P. and certain persons named therein.
10.2

Amendment No. 4, dated as of April 23, 2012, to the Credit Agreement, dated as of March 24, 2011, by and between Ignite Restaurant Group, Inc., as borrower, the guarantors named therein, General Electric Capital Corporation and the lenders named therein (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed April 27, 2012 and incorporated herein by reference).

10.3	Ignite Restaurant Group, Inc. 2012 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed April 24, 2012 and incorporated herein by reference).
10.4	JCS Holdings, LLC Unit Grant Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed April 24, 2012 and incorporated herein by reference).
10.5	Directors and Officers Indemnification Agreement (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed April 24, 2012 and incorporated herein by reference).
31.1

Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGNITE RESTAURANT GROUP, INC.

October 30, 2012	By:	/s/ Raymond A. Blanchette, III
		Name:	Raymond A. Blanchette, III
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

October 30, 2012	By:	/s/ Jeffrey L. Rager
		Name:	Jeffrey L. Rager
		Title:	Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)