Form 10-Q
period 2012-09-10
Ignite Restaurant Group, Inc.
filed 2012-10-30
CIK 1526796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 10, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes: ☐ No: ☒

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 26, 2012 was 25,635,602.

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of September 10, 2012 (unaudited) and January 2, 2012 (as restated)	3
	Condensed Consolidated Statements of Operations for the twelve and thirty-six weeks ended September 10, 2012 (unaudited) and September 12, 2011 (unaudited as restated)	4
	Condensed Consolidated Statements of Comprehensive Income for the twelve and thirty-six weeks ended September 10, 2012 (unaudited) and September 12, 2011 (unaudited as restated)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirty-six weeks ended September 10, 2012 (unaudited as restated)	6
	Condensed Consolidated Statements of Cash Flows for the thirty-six weeks ended September 10, 2012 (unaudited) and September 12, 2011 (unaudited as restated)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	38
Item 4.	Controls and Procedures.	39

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	42
Item 1A.	Risk Factors.	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	43
Item 3.	Defaults Upon Senior Securities.	43
Item 4.	Mine Safety Disclosures.	43
Item 5.	Other Information.	43
Item 6.	Exhibits.	44

SIGNATURES		45

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 10, 2012	January 2, 2012
	(Unaudited)	(As restated)
ASSETS
Current assets
Cash and cash equivalents	$49,245	$3,725
Accounts receivable	6,104	7,848
Inventories	5,643	4,179
Deferred tax assets	868	905
Prepaid rent and other current assets	3,735	5,190
Total current assets	65,595	21,847

Property and equipment, net	165,696	143,021
Trademarks, net	1,891	2,198
Deferred charges, net	2,663	4,035
Deferred tax assets	3,402	3,741
Other assets	2,082	2,993
Total assets	$241,329	$177,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,635	$14,157
Accrued liabilities	25,678	20,390
Current portion of debt obligations	—	3,007
Total current liabilities	41,313	37,554

Long-term debt obligations	74,500	114,750
Deferred rent	10,634	8,554
Other long-term liabilities	1,280	1,178
Total liabilities	127,727	162,036

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value per share, 500,000 shares authorized; 25,636 and 19,178 shares issued and outstanding, respectively	256	192
Additional paid-in capital	85,531	4,088
Accumulated earnings	27,815	11,519
Total stockholders’ equity	113,602	15,799
Total liabilities and stockholders’ equity	$241,329	$177,835

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 10, 2012	September 12, 2011	September 10, 2012	September 12, 2011
		(As restated)		(As restated)

Revenues	$129,137	$113,233	$352,453	$303,852
Costs and expenses
Restaurant operating costs
Cost of sales	40,363	36,043	110,450	95,566
Labor and benefits	33,411	28,943	93,428	81,771
Occupancy expenses	8,196	7,683	23,445	21,540
Other operating expenses	21,996	19,440	60,219	53,376
General and administrative	7,374	5,220	21,641	16,397
Depreciation and amortization	4,404	3,856	12,553	10,737
Pre-opening costs	551	1,222	3,509	3,448
Restaurant impairments and closures	27	15	133	52
Loss on disposal of property and equipment	180	90	440	354
Total costs and expenses	116,502	102,512	325,818	283,241
Income from operations	12,635	10,721	26,635	20,611
Interest expense, net	(1,229)	(1,960)	(5,994)	(6,484)
Gain on insurance settlements	—	1	217	1
Income before income taxes	11,406	8,762	20,858	14,128
Income tax expense	2,481	530	4,562	1,058
Net income	$8,925	$8,232	$16,296	$13,070

Basic and diluted net income per share data:
Net income per share
Basic and diluted	$0.35	$0.43	$0.73	$0.68

Weighted average shares outstanding
Basic	25,624	19,178	22,312	19,178
Diluted	25,627	19,178	22,313	19,178

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 10, 2012	September 12, 2011	September 10, 2012	September 12, 2011
		(As restated)		(As restated)
Net income	$8,925	$8,232	$16,296	$13,070
Other comprehensive income:
Change in fair value of cash flow hedge	—	—	—	66
Reclassification adjustment for loss on termination of cash flow hedge included in interest expense, net	—	—	—	427
Other comprehensive income before tax	—	—	—	493
Income tax expense related to other comprehensive income	—	—	—	—
Other comprehensive income, net of tax	—	—	—	493
Comprehensive income	$8,925	$8,232	$16,296	$13,563

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Earnings	Total
Balance at January 2, 2012 (as restated)	19,178	$192	$4,088	$11,519	$15,799
Net income	—	—	—	16,296	16,296
Issuance of common stock for initial public offering, net of fees and issuance costs	6,439	64	81,060	—	81,124
Issuance of equity awards, net	19	—	102	—	102
Stock-based compensation	—	—	281	—	281
Balance at September 10, 2012	25,636	$256	$85,531	$27,815	$113,602

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Thirty-Six Weeks Ended
	September 10, 2012	September 12, 2011
		(As restated)
Cash flows from operating activities
Net income	$16,296	$13,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,553	10,737
Amortization of debt issuance costs	1,668	1,926
Stock-based compensation	431	30
Deferred income tax	376	—
Non-cash loss on disposal of property and equipment	414	328
Decrease (increase) in operating assets:
Accounts receivable	619	(1,480)
Inventory	(1,465)	(911)
Prepaids and other assets	2,791	(600)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	6,246	6,939
Other liabilities	2,182	2,305
Net cash provided by operating activities	42,111	32,344

Cash flows from investing activities
Purchases of property and equipment	(34,817)	(26,774)
Proceeds from property insurance claims	1,124	281
Proceeds from disposal of property and equipment	9	2
Purchases of liquor licenses	(424)	(21)
Net cash used in investing activities	(34,108)	(26,512)

Cash flows from financing activities
Initial public offering	81,124	—
Borrowings on revolving credit facility	5,500	—
Payments on revolving credit facility	(5,500)	—
Proceeds from long-term debt	—	120,000
Payments on long-term debt	(43,250)	(36,296)
Payments on capital leases	(7)	(25)
Debt issuance costs paid	(302)	(4,581)
Dividends paid	—	(80,000)
Taxes paid related to net share settlement of equity awards	(48)	—
Net cash provided by (used in) financing activities	37,517	(902)
Net increase in cash and cash equivalents	45,520	4,930
Cash and cash equivalents at beginning of period	3,725	12,572
Cash and cash equivalents at end of period	$49,245	$17,502

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) owns and operates two full service, casual dining restaurant brands under the names Joe’s Crab Shack and Brick House Tavern + Tap. As of September 10, 2012, we owned and operated 129 Joe’s Crab Shack restaurants and 16 Brick House Tavern + Tap restaurants in 33 states within the United States.

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

Note 2 — Stockholders’ Equity

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

Note 3 — Restatement of Previously Issued Financial Statements

Overview

We initiated and completed an internal assessment of our lease accounting policies and the review of our historical accounting for fixed assets and related depreciation and certain other accounting areas and identified errors in our previously issued financial statements. Accordingly, we have restated our previously issued financial statements for the twelve and thirty-six week periods ended September 12, 2011.

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

The lease accounting errors date back to 2006, the year of our origination. The non-cash charges impact deferred rent expense, which is primarily included in occupancy expenses, and pre-opening expense (the deferred rent portion only). The lease accounting related restatement items reduced income before income taxes by $327 thousand for the twelve weeks ended September 12, 2011 and $868 thousand for the thirty-six weeks ended September 12, 2011, respectively. The increases in rent expense and preopening expense resulted in a corresponding increase in deferred rent liability.

The lease accounting related restatement items do not impact our historical cash flows, revenues or comparable restaurant sales.

Fixed Asset Review

Also as a follow-up to the lease accounting review, we undertook a detailed review of our historical accounting for fixed assets and related depreciation expense, including a review of fixed asset additions from our inception, a restaurant-level inventory of fixed assets at all 144 restaurant locations at the time of the review, a detailed roll-forward of fixed assets to identify appropriate disposals, a reassessment of useful lives for all assets and the recalculation of depreciation as necessary. As a result, we deemed it necessary to correct our accounting related to fixed asset capitalization, useful lives and disposals, including demolition expenses in certain locations unrelated to new store development.

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

The fixed asset accounting related restatement items include increases in the loss on disposal of assets and other operating expenses and reductions in depreciation expense on our statements of operations and reductions of property and equipment, net and accumulated depreciation on our balance sheet. The fixed asset accounting restatement adjustments reduced income before income taxes by $244 thousand for the twelve weeks ended September 12, 2011 and $836 thousand for the thirty-six weeks ended September 12, 2011.

Other Items

In conjunction with the lease accounting and fixed asset accounting review, we undertook a broader review of our existing accounting policies and concluded it was necessary to make additional adjustments to our historical financial statements.

Sale-leaseback. During the course of the fixed asset review, we determined that we incorrectly accounted for certain deferred costs associated with a sale-leaseback transaction in 2008. The correction resulted in a $9 thousand reduction to amortization expense for the twelve weeks ended September 12, 2011 and $27 thousand for the thirty-six weeks ended September 12, 2011, respectively.

Advertising production costs. We incorrectly recognized production costs related to television commercials in 2011 and 2012 over the time the commercials had run as opposed to expensing them when the commercials first aired. The correction to reflect this change resulted in a decrease in advertising expense of $32 thousand for the twelve weeks ended September 12, 2011 and an increase of $191 thousand for the thirty-six weeks ended September 12, 2011, but will have no effect on total expenses for the full year in either annual period. Going forward, our policy is to expense advertising media costs as incurred, while production costs will be expensed in the period the related advertising first takes place.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Vacation accrual. We determined that we had not appropriately recognized an accrual for earned but unpaid vacation in 2011. The correction to reflect this change resulted in a $169 thousand and $567 thousand increase in labor and benefits and general and administrative expense for the twelve and thirty-six weeks ended September 12, 2011, but will have no effect on total expense for the full year.

Liquor licenses. Historically we have capitalized the purchase of transferable liquor licenses for certain restaurant properties and shown the use of cash as a component of operating activities in the consolidated statement of cash flows. During the accounting review we determined that this would more appropriately be classified as a use of cash from investing activities. This amounted to an increase in net cash provided by operating activities of $21 thousand for the twelve and thirty-six weeks ended September 12, 2011, with a corresponding increase in net cash used in investing activities for the same period. This reclassification has no impact on the consolidated balance sheet or the consolidated statement of operations.

Professional fees. As previously reported, we also adjusted $175 thousand of general and administrative expense from the twelve weeks ended March 26, 2012 into 2011, of which $74 thousand was for the twelve weeks ended September 12, 2011 and $164 thousand for the thirty-six weeks ended September 12, 2011.  The error correction relates to professional fees for quarterly reviews completed by our independent registered public accounting firm in 2011 that were previously recorded in the first quarter of 2012.

Income tax provision. We identified errors in our accounting for uncertain tax positions which dated back to the beginning of fiscal year 2009.  We performed a comprehensive recalculation of our uncertain tax positions to ensure that the appropriate amounts were recognized in each period.  This correction resulted in an increase in income tax expense and other long-term liabilities of $88 thousand and $235 thousand for the twelve and thirty-six weeks ended September 12, 2011, respectively.  We also identified errors in the accounting related to the changes in the valuation allowance recorded on our net deferred tax assets during the fiscal quarters of 2011. Prior to the fourth quarter of 2011, we maintained a full valuation allowance.  We did not appropriately account for changes to the valuation allowance in quarterly periods prior to that time.  The correction in the accounting for the valuation allowance resulted in a $1.3 million and $2.4 million decrease to income tax expense and a corresponding increase in deferred tax assets for the twelve and thirty-six weeks ended September 12, 2011, but had no effect on income tax benefit for the full year.

Income tax effect of restatement adjustments. The restatement adjustments were analyzed to determine which amounts had a corresponding impact on our income tax expense and the result is reflected as the income tax effect of restatement adjustments.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the nature of the restatement adjustments and their impact on previously reported net income is as follows (in thousands):

	Twelve Weeks Ended	Thirty-Six Weeks Ended
	September 12, 2011	September 12, 2011
Net income
As reported	$7,521	$12,654
Adjustments:
Depreciation expense	5	17
Repairs and maintenance expense	(161)	(497)
Loss on disposal of property and equipment	(88)	(356)
Deferred rent	(327)	(868)
Amortization expense	9	27
Advertising expense	32	(191)
Vacation accrual	(169)	(567)
Professional fees	(74)	(164)
Income tax effect of restatement adjustments	236	793
Income tax error adjustments	1,248	2,222
Net adjustment to net income	711	416
As restated	$8,232	$13,070

The impact of these restatements on selected statement of operations data are summarized below (in thousands, except per share data):

	Twelve Weeks Ended September 12, 2011		Thirty-Six Weeks Ended September 12, 2011
	As Reported	As Restated	As Reported	As Restated
Selected Statement of Operations Data:
Income from operations	$11,494	$10,721	$23,210	$20,611
Net income	7,521	8,232	12,654	13,070
Net income per share
Basic and diluted	$0.39	$0.43	$0.66	$0.68

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 — Debt Obligations

Debt obligations consisted of the following for the periods presented below (in thousands):

	September 10, 2012	January 2, 2012
$120.0 million term loan, due March 2016	$74,500	$117,750
Capital leases	—	7
Total debt	74,500	117,757
Less current portion	—	3,007
Long-term debt obligations	$74,500	$114,750

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

The weighted average interest rate (including margin) on the Term Loan and the Revolving Credit Facility at September 10, 2012 was 6.25% and 6.75%, respectively. As of September 10, 2012, we had outstanding letters of credit of approximately $1.8 million and available borrowing capacity of approximately $23.2 million under the Revolving Credit Facility. During the thirty-six weeks ended September 10, 2012, the Revolving Credit Facility had average daily borrowings of $1.8 million. As of September 10, 2012 and January 2, 2012, the Revolving Credit Facility had no outstanding balance.

In addition to regularly scheduled payments of principal, mandatory prepayments are also required to be made upon the occurrence of certain events including, without limitation, (i) sales of certain assets, subject to reinvestment provisions, (ii) receipt of certain casualty and condemnation awards proceeds, subject to reinvestment provisions, (iii) the incurrence of certain additional indebtedness, (iv) issuance of equity in some cases, and (v) excess cash flow on an annual basis (as defined in the credit agreement). The senior secured credit facility contains a number of covenants that restrict our ability to incur additional indebtedness, create liens on assets, sell assets, make investments, and pay dividends and distributions. In addition, we are required to comply with certain financial covenants, including maximum consolidated effective leverage ratio, maximum capital expenditures, and a minimum consolidated fixed charge ratio. As of September 10, 2012, we were in compliance with these covenants. In relation to the restatement of our financial statements (see Note 3), we received waivers through October 19, 2012 from our lenders whereby our lenders agreed to waive the rights and remedies under

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

our credit agreement arising from the delay in filing our quarterly report on Form 10-Q for the quarter ended June 18, 2012. Most recently, on October 19, 2012 we received an extension to the original waiver that effectively extended the prior waivers through November 15, 2012 and that also waived the rights and remedies of our lenders under the credit agreement arising from any delay in filing our Form 10-Q for the quarter ended September 10, 2012.

We used the proceeds from the Term Loan to repay prior indebtedness, make an $80.0 million distribution to our stockholder, pay certain fees and expenses associated with the closing of the credit facility, and terminate our interest rate swap contract. Deferred financing fees of $4.6 million relating to the Term Loan were capitalized as deferred charges in the consolidated balance sheets. The termination of the interest rate swap was paid in March 2011 and was recorded as a $0.4 million increase in interest expense, net. The $1.4 million balance of deferred financing costs related to our prior indebtedness was written off to interest expense in our accompanying consolidated statements of operations for the thirty-six weeks ended September 12, 2011.

On April 23, 2012, we entered into an amendment to our senior secured credit agreement that became effective on the date we received proceeds from our IPO. As required by the amendment, we used $42.5 million of our net proceeds to prepay a portion of our Term Loan. The prepayment was applied to the next six regularly scheduled quarterly term loan principal payments and reduced the remaining principal payments on a pro rata basis. We also wrote-off $1.1 million of debt issuance costs associated with the repayment, which has been included as a component of interest expense, net in the accompanying condensed consolidated statement of operations for the thirty-six weeks ended September 10, 2012.

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

Note 5 — Stock-Based Compensation

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

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the thirty-six weeks ended September 10, 2012, the board of directors granted 503,500 SARs and 19,289 shares of restricted stock. The weighted average grant date fair value of the SARs and the restricted stock granted was $6.63 and $14.00 per share, respectively. As of September 10, 2012, 501,500 SARs and 12,000 shares of restricted stock are outstanding. The weighted average exercise price of the outstanding and expected to vest SARs was $14.01 and $14.02, respectively. As of September 10, 2012, the weighted average remaining contractual term was 9.7 years for both outstanding SARs, while the aggregate intrinsic value was $0.4 million and $0.3 million for outstanding and expected to vest SARs, respectively.

Stock-based compensation expense was $191 thousand and $431 thousand for the twelve and thirty-six weeks ended September 10, 2012, respectively, and is included in general and administrative expenses. As of September 10, 2012, we had unrecognized equity compensation expense of approximately $2.7 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 3.7 years.

The following table provides the significant weighted average assumptions used to determine the fair value of stock appreciation rights on the grant date using the Black-Scholes option-pricing model for awards granted during the twelve and thirty-six weeks ended September 10, 2012:

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

Note 6 — Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, while diluted net income per share is computed using the weighted average number of common shares outstanding plus all potentially dilutive common share equivalents outstanding during the period. The following table summarizes the components to determine the numerator and denominators of basic and diluted net income per share (in thousands):

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 10, 2012	September 12, 2011	September 10, 2012	September 12, 2011
		(As restated)		(As restated)
Numerator:
Net income	$8,925	$8,232	$16,296	$13,070

Denominator:
Basic weighted average shares outstanding	25,624	19,178	22,312	19,178
Effect of dilutive securities	3	—	1	—
Diluted weighted average shares outstanding	25,627	19,178	22,313	19,178

The effect of dilutive securities above relates to 12,000 shares of restricted stock outstanding as of September 10, 2012. For the twelve and thirty-six weeks ended September 10, 2012, we excluded 501,500 SARs from the computation of diluted net income per share because their effect was anti-dilutive.

Note 7 — Contingencies

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

Note 8 — Income Taxes

Our effective tax rate is generally less than the combined federal and state statutory rate primarily due to the interaction of FICA tax credits for employee reported tip income. Additionally, in 2011 we recognized a partial release of the valuation allowance of $1.3 million and $2.4 million in the twelve and thirty-six weeks ended September 12, 2011. The effective tax rate for the twelve and thirty-six weeks ended September 10, 2012 was 21.8% and 21.9%, respectively. The effective tax rate for the twelve and thirty-six weeks ended September 12, 2011 was 6.0% and 7.5%, respectively.  The increase in the

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

effective tax rate is primarily due to the partial release of the valuation allowance in 2011 partially offset by an increase in the FICA tax credits in 2012.

Note 9 — Supplemental Disclosure of Cash Flow Information

The following table sets forth certain noncash investing activities as follows (in thousands):

	Thirty-Six Weeks Ended
	September 10, 2012	September 12, 2011
Unpaid liabilities for property and equipment	$3,278	$4,232

Note 10 — Subsequent Event

On October 29, 2012, we entered into a new $100 million five-year senior secured revolving credit facility (the “New Revolving Credit Facility”), which includes a letter of credit sub-facility of up to $10 million and a swing line sub-facility of up to $15 million, with a syndicate of commercial banks and other financial institutions.  We used borrowings under the facility along with cash on hand to repay our Term Loan and expect to use the facility for working capital and other general corporate purposes.

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

Overview

Ignite Restaurant Group, Inc. operates two restaurant businesses, Joe’s Crab Shack and Brick House Tavern + Tap. Each of our restaurant businesses offers a variety of high-quality food in a distinctive, casual, high-energy atmosphere. Joe’s Crab Shack and Brick House Tavern + Tap operate in a diverse set of markets across the United States. As of September 10, 2012, we owned and operated 129 Joe’s Crab Shack and 16 Brick House restaurants in 33 states.

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

Restatement

We have completed our previously reported internal assessment of our lease accounting policies and a review of our historical accounting for fixed assets and related depreciation and certain other accounting areas. Accordingly, we have restated our previously issued financial statements for the twelve and thirty-six week periods ended September 12, 2011.

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

The lease accounting errors date back to 2006, the year of our origination. The non-cash charges impact deferred rent expense, which is primarily included in occupancy expenses, and pre-opening expense (the deferred rent portion only). The lease accounting related restatement items reduced income before income taxes by $327 thousand for the twelve weeks ended September 12, 2011, and $868 thousand for the thirty-six weeks ended September 12, 2011. The increases in rent expense and preopening expense resulted in a corresponding increase in deferred rent liability.

The lease accounting related restatement items do not impact our historical cash flows, revenues or comparable restaurant sales. Additionally, these lease accounting restatement items do not impact historical restaurant-level profit or Adjusted EBITDA.

Fixed Asset Review

Also as a follow-up to the lease accounting review, we undertook a detailed review of our historical accounting for fixed assets and related depreciation expense, including a review of fixed asset additions from our inception, a restaurant-level inventory of fixed assets at all 144 restaurant locations at the time of the review, a detailed roll-forward of fixed assets to identify appropriate disposals, a reassessment of useful lives for all assets and the recalculation of depreciation as necessary. As a result, we deemed it necessary to correct our accounting related to fixed asset capitalization, useful lives and disposals, including demolition expenses in certain locations unrelated to new store development.

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

The fixed asset accounting related restatement items include increases in the loss on disposal of assets and other operating expenses and reductions in depreciation expense on our statements of operations and reductions of property and equipment, net and accumulated depreciation on our balance sheet. The fixed asset accounting restatement adjustments reduced income before income taxes by $244 thousand for the twelve weeks ended September 12, 2011 and $836 thousand for the thirty-six weeks ended September 10, 2011.

Other Items

In conjunction with the lease accounting and fixed asset accounting review, we undertook a broader review of our existing accounting policies and concluded it was necessary to make additional adjustments to our historical financial statements.

Sale-leaseback. During the course of the fixed asset review, we determined that we incorrectly accounted for certain deferred costs associated with a sale-leaseback transaction in 2008. The correction resulted in a $9 thousand reduction to amortization expense for the twelve weeks ended September 12, 2011 and $27 thousand for the thirty-six weeks ended September 12, 2011.

Advertising production costs. We incorrectly recognized production costs related to television commercials in 2011 and 2012 over the time the commercials had run as opposed to expensing them when the commercials first aired. The correction to reflect this change resulted in a decrease in advertising expense of $32 thousand for the twelve weeks ended September 12, 2011 and an increase of $191 thousand for the thirty-six weeks ended September 12, 2011, but will have no effect on total expenses for the full year in 2011 or 2012. Going forward, our policy is to expense advertising media costs as incurred, while production costs will be expensed in the period the advertising first takes place.

Vacation accrual. We determined that we had not appropriately recognized an accrual for earned but unpaid vacation in 2011. The correction to reflect this change resulted in a $169 thousand and $567 thousand increase in labor and benefits and general and administrative expense for the twelve and thirty-six weeks ended September 12, 2011, but had no effect on income tax benefit for the full year.

Liquor licenses. Historically we have capitalized the purchase of transferable liquor licenses for certain restaurant properties and shown the use of cash as a component of operating activities in the consolidated statement of cash flows. During the accounting review we determined that this would more appropriately be classified as a use of cash from investing activities. This amounted to an increase in net cash provided by operating activities of $21 thousand for the twelve and thirty-six weeks ended September 12, 2011, with a corresponding increase in net cash used in investing activities for the same period. This reclassification has no impact on the consolidated balance sheet or the consolidated statement of operations.

Professional fees. As previously reported, we also adjusted $175 thousand of general and administrative expense from the twelve weeks ended March 26, 2012 into 2011, of which $74 thousand was for the twelve weeks ended September 12, 2011 and $164 thousand for the thirty-six weeks ended September 12, 2011.  The error correction relates to professional fees for quarterly reviews completed by our independent registered public accounting firm in 2011 that were previously recorded in the first quarter of 2012.

Income tax provision. We identified errors in our accounting for uncertain tax positions which dated back to the beginning of fiscal year 2009.  We performed a comprehensive recalculation of our uncertain tax positions to ensure that the appropriate amounts were recognized in each period.  This correction resulted in an increase in income tax expense and other long-term liabilities of $88 thousand and $235 thousand for the twelve and thirty-six weeks ended September 12, 2011, respectively.  We also identified errors in the accounting related to the changes in the valuation allowance recorded on our net deferred tax assets during the fiscal quarters of 2011. Prior to the fourth quarter of 2011, we maintained a full valuation allowance.  We did not appropriately account for changes to the valuation allowance in quarterly periods prior to that time.  The correction in the accounting for the valuation allowance resulted in a $1.3 million and $2.4 million decrease to income tax expense and a corresponding increase in deferred tax assets for the twelve and thirty-six weeks ended September 12, 2011, but had no effect on income tax benefit for the full year.

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

The adjustments do not impact our revenues, comparable restaurant sales or free cash flows. The impacts of these restatements on our Statements of Operations, Adjusted EBITDA and restaurant-level profit are summarized below (in thousands, except per share amounts):

	Twelve Weeks Ended	Thirty-Six Weeks Ended
	September 12, 2011	September 12, 2011
Income from operations
As reported	$11,494	$23,210
Adjustments:
Depreciation expense	5	17
Repairs and maintenance expense	(161)	(497)
Loss on disposal of property and equipment	(88)	(356)
Deferred rent	(327)	(868)
Vacation accrual	(169)	(567)
Other	(33)	(328)
Net adjustment to income from operations	(773)	(2,599)
As restated	$10,721	$20,611

Net income
As reported	$7,521	$12,654
Adjustments:
Net adjustment to income from operations	(773)	(2,599)
Income tax effect of restatement adjustments	236	793
Income tax error adjustments	1,248	2,222
Net adjustment to net income	711	416
As restated	$8,232	$13,070

Net income per share
As reported	$0.39	$0.66
Adjustments	0.04	0.02
As restated	$0.43	$0.68

Adjusted EBITDA (1)
As reported	$17,063	$39,148
Adjustments:
Repairs and maintenance expense	(161)	(497)
Non-development demolition costs	(7)	(26)
Vacation accrual	(169)	(567)
Other	(42)	(355)
Net adjustment to Adjusted EBITDA	(379)	(1,445)
As restated	$16,684	$37,703

Restaurant-level profit (2)
As reported	$21,632	$53,491
Adjustments:
Repairs and maintenance expense	(140)	(471)
Other	(91)	(596)
Net adjustment to restaurant-level profit	(231)	(1,067)
As restated	$21,401	$52,424

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

Results of Operations

The following table presents the consolidated statement of operations for the twelve and thirty-six weeks ended September 10, 2012 and September 12, 2011 expressed as a percentage of revenues.

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 10, 2012	September 12, 2011	September 10, 2012	September 12, 2011
		(As restated)		(As restated)

Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Restaurant operating costs
Cost of sales	31.3	31.8	31.3	31.5
Labor and benefits	25.9	25.6	26.5	26.9
Occupancy expenses	6.3	6.8	6.7	7.1
Other operating expenses	17.0	17.2	17.1	17.6
General and administrative	5.7	4.6	6.1	5.4
Depreciation and amortization	3.4	3.4	3.6	3.5
Pre-opening costs	0.4	1.1	1.0	1.1
Restaurant impairments and closures	0.0	0.0	0.0	0.0
Loss on disposal of property and equipment	0.1	0.1	0.1	0.1
Total costs and expenses	90.2	90.5	92.4	93.2
Income from operations	9.8	9.5	7.6	6.8
Interest expense, net	(1.0)	(1.7)	(1.7)	(2.1)
Gain on insurance settlements	—	0.0	0.1	0.0
Income before income taxes	8.8	7.7	5.9	4.6
Income tax expense	1.9	0.5	1.3	0.3
Net income	6.9%	7.3%	4.6%	4.3%

*                 The percentages reflected have been subject to rounding adjustments. Accordingly, figures expressed as percentages when aggregated may not be the arithmetic aggregation of the percentages that precede them.

The following table sets forth additional operating information that we use in assessing our performance as of the periods indicated:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 10, 2012	September 12, 2011	September 10, 2012	September 12, 2011

Selected Other Data (1):
Number of restaurants open (end of period):
Joe’s Crab Shack	129	118	129	118
Brick House Tavern + Tap	16	17	16	17
Total restaurants	145	135	145	135
Average weekly sales (in thousands)	$75	$70	$70	$65
Restaurant operating weeks	1,727	1,607	5,048	4,709
Restaurant-level profit margin (2)	19.7%	18.9%	18.7%	17.3%
Adjusted EBITDA (in thousands) (3)	$18,334	$16,684	$46,969	$37,703
Comparable Restaurant Data (1):
Comparable restaurant base (end of period)	122	113	122	113
Average unit volume (in thousands)	$834	$831	$2,344	$2,277
Change in comparable restaurant sales	0.4%	5.5%	2.7%	6.8%
Average check (Joe’s only)	$23.94	$22.99	$23.81	$23.03

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

The reconciliation of restaurant-level profit to the most comparable U.S. GAAP measurement is as follows (in thousands, except percentages):

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 10, 2012	September 12, 2011	September 10, 2012	September 12, 2011
		(As restated)		(As restated)
Revenues	$129,137	$113,233	$352,453	$303,852
Less: Licensing and other revenues	(44)	(152)	(222)	(401)
Restaurant sales	129,093	113,081	352,231	303,451
Restaurant operating costs
Cost of sales	40,363	36,043	110,450	95,566
Labor and benefits	33,411	28,943	93,428	81,771
Occupancy expenses	8,196	7,683	23,445	21,540
Other operating expenses	21,996	19,440	60,219	53,376
Deferred rent	(321)	(429)	(1,091)	(1,226)
Restaurant-level profit	$25,448	$21,401	$65,780	$52,424
Restaurant-level profit margin	19.7%	18.9%	18.7%	17.3%

(3)         Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization and further adjustments for deferred rent, restaurant impairments and closures, non-cash gains and losses on disposal of property and equipment, gains on insurance settlements, pre-opening costs and other expenses and items. Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined by U.S. generally accepted accounting principles (“GAAP”) and our calculation thereof may not be comparable to that reported by other companies. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

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

As described above, Adjusted EBITDA includes adjustments for deferred rent, restaurant impairments and closures, non-cash gains and losses on disposal of property and equipment, sponsor management fees, gains on insurance settlements, pre-opening costs and other expenses. It is reasonable to expect that these items, with the exception of sponsor management fees, will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. Each of these adjustments helps management with a measure of our core operating performance over time by removing items that are not related to day-to-day restaurant-level operations.

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

The reconciliation of Adjusted EBITDA to the most comparable U.S. GAAP measurement is as follows (in thousands):

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 10, 2012	September 12, 2011	September 10, 2012	September 12, 2011
		(As restated)		(As restated)
Net income	$8,925	$8,232	$16,296	$13,070
Income tax expense	2,481	530	4,562	1,058
Interest expense, net	1,229	1,960	5,994	6,484
Depreciation and amortization	4,404	3,856	12,553	10,737
EBITDA	17,039	14,578	39,405	31,349
Adjustments:
Deferred rent (a)	314	428	1,104	1,235
Restaurant impairments and closures (b)	27	15	133	52
Non-cash loss on disposal of property and equipment (c)	180	83	414	328
Sponsor management fees (d)	—	244	387	734
Gain on insurance settlements (e)	—	(1)	(217)	(1)
Pre-opening costs (f)	551	1,222	3,509	3,448
Transaction costs (g)	—	55	1,714	260
Stock-based compensation (h)	191	30	431	30
Other expenses (i)	32	30	89	268
Adjusted EBITDA	$18,334	$16,684	$46,969	$37,703

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

Twelve Weeks Ended September 10, 2012 Compared to Twelve Weeks Ended September 12, 2011

The following table sets forth information comparing the components of net income for the twelve weeks ended September 10, 2012 and September 12, 2011.

	Twelve Weeks Ended
	September 10, 2012	September 12, 2011	Increase (Decrease)	Percent Change
		(dollars in thousands)
		(As restated)

Revenues	$129,137	$113,233	$15,904	14.0%
Costs and expenses
Restaurant operating costs
Cost of sales	40,363	36,043	4,320	12.0
Labor and benefits	33,411	28,943	4,468	15.4
Occupancy expenses	8,196	7,683	513	6.7
Other operating expenses	21,996	19,440	2,556	13.1
General and administrative	7,374	5,220	2,154	41.3
Depreciation and amortization	4,404	3,856	548	14.2
Pre-opening costs	551	1,222	(671)	(54.9)
Restaurant impairments and closures	27	15	12	80.0
Loss on disposal of property and equipment	180	90	90	100.0
Total costs and expenses	116,502	102,512	13,990	13.6%
Income from operations	12,635	10,721	1,914	17.9
Interest expense, net	(1,229)	(1,960)	731	(37.3)
Gain on insurance settlements	—	1	(1)	(100.0)
Income before income taxes	11,406	8,762	2,644	30.2%
Income tax expense	2,481	530	1,951	368.1
Net income	$8,925	$8,232	$693	8.4%

Other data:
Restaurant operating weeks	1,727	1,607	120	7.5%
Number of restaurants open (end of period)	145	135	10	7.4%

Revenues

Revenues were $129.1 million during the twelve weeks ended September 10, 2012, an increase of $15.9 million, or 14.0%, compared to revenues of $113.2 million during the twelve weeks ended September 12, 2011. Non-comparable restaurants contributed $15.5 million, or 13.7%, of the total revenue increase, while comparable restaurants contributed $0.4 million, or 0.3%, of the total revenue increase. Comparable restaurant sales increased by 0.4% as a result of 1.9% increase in pricing partially offset by a 1.5% combined decrease in guest count and mix impacts. Average weekly sales increased approximately 6.1% from $70,500 to $74,800.

Cost of Sales

Cost of sales increased by $4.4 million, or 12.0%, from $36.0 million during the twelve weeks ended September 12, 2011 to $40.4 million during the twelve weeks ended September 10, 2012 primarily due to increase in revenues. Cost of sales, as a percentage of revenues, decreased from 31.8% to 31.3% due to the impact of pricing and product cost deflation in crab, partially offset by mix impact related to increased lobster sales.

Labor and Benefits

Labor and benefits cost increased by $4.5 million, or 15.4%, from $28.9 million during the twelve weeks ended September 12, 2011 to $33.4 million during the twelve weeks ended September 10, 2012 primarily due to new restaurant openings, increased wages and management salaries, and decreased productivity. As a percentage of revenues, labor and benefits increased from 25.6% to 25.9% mainly due to increased hourly wages and management salaries and lower productivity, partially offset by lower bonus pay.

Occupancy Expenses

Occupancy expenses increased by $0.5 million, or 6.7%, from $7.7 million during the twelve weeks ended September 12, 2011 to $8.2 million during the twelve weeks ended September 10, 2012 primarily due to new restaurant openings. As a percentage of revenues, occupancy expenses decreased from 6.8% to 6.3% mainly due to leverage.

Other Operating Expenses

Other operating expenses increased by $2.6 million, or 13.1%, from $19.4 million during the twelve weeks ended September 12, 2011 to $22.0 million during the twelve weeks ended September 10, 2012 mainly caused by new restaurant openings. As a percentage of revenues, other operating expenses decreased from 17.2% to 17.0% primarily due to favorable debit card fees.

General and Administrative

General and administrative expenses increased by $2.2 million, or 41.3%, from $5.2 million during the twelve weeks ended September 12, 2011 to $7.4 million during the twelve weeks ended September 10, 2012 primarily due to $1.0 million in professional fees related to the restatement of our financial statements, increased staffing, and professional fees associated with our being a public company.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.5 million, or 14.2%, from $3.9 million during the twelve weeks ended September 12, 2011 to $4.4 million during the twelve weeks ended September 10, 2012 mainly due to new restaurant openings.

Pre-Opening Costs

Pre-opening costs decreased by $0.7 million, or 54.9%, from $1.2 million during the twelve weeks ended September 12, 2011 to $0.5 million during the twelve weeks ended September 10, 2012 mainly due to the timing of incurrence of pre-opening costs related to new unit development, partially offset by the decrease in the average amount of pre-opening costs for those periods.

Interest Expense, Net

Interest expense, net decreased by $0.8 million, or 37.3%, from $2.0 million during the twelve weeks ended September 12, 2011 to $1.2 million during the twelve weeks ended September 10, 2012 primarily due to the lower interest paid on lower loan balance caused by our term loan prepayment during the second quarter of 2012.

Income Tax Expense

Income tax expense increased by $2.0 million, or 368.1% from $0.5 million during the twelve weeks ended September 12, 2011 to $2.5 million during the twelve weeks ended September 10, 2012. We are no longer in a valuation allowance position in fiscal year 2012 whereas in the twelve weeks ended September 12, 2011, we released $1.3 million of the valuation allowance to reduce income tax expense. The effective income tax rate increased from 6.0% to 21.8% primarily due to a partial release of the valuation allowance in the twelve weeks ended September 12, 2011, partially offset by an increase in the FICA tax credits in 2012.

Net Income

As a result of the foregoing, net income increased by $0.7 million, or 8.4%, from $8.2 million for the twelve weeks ended September 12, 2011 to $8.9 million for the twelve weeks ended September 10, 2012.

Thirty-Six Weeks Ended September 10, 2012 Compared to Thirty-Six Weeks Ended September 12, 2011

The following table sets forth information comparing the components of net income for the thirty-six weeks ended September 10, 2012 and September 12, 2011.

	Thirty-Six Weeks Ended
	September 10, 2012	September 12, 2011	Increase (Decrease)	Percent Change
		(dollars in thousands)
		(As restated)

Revenues	$352,453	$303,852	$48,601	16.0%
Costs and expenses
Restaurant operating costs
Cost of sales	110,450	95,566	14,884	15.6
Labor and benefits	93,428	81,771	11,657	14.3
Occupancy expenses	23,445	21,540	1,905	8.8
Other operating expenses	60,219	53,376	6,843	12.8
General and administrative	21,641	16,397	5,244	32.0
Depreciation and amortization	12,553	10,737	1,816	16.9
Pre-opening costs	3,509	3,448	61	1.8
Restaurant impairments and closures	133	52	81	155.8
Loss on disposal of property and equipment	440	354	86	24.3
Total costs and expenses	325,818	283,241	42,577	15.0%
Income from operations	26,635	20,611	6,024	29.2
Interest expense, net	(5,994)	(6,484)	490	(7.6)
Gain on insurance settlements	217	1	216	21600.0
Income before income taxes	20,858	14,128	6,730	47.6%
Income tax expense	4,562	1,058	3,504	331.2
Net income	$16,296	$13,070	$3,226	24.7%

Other data:
Restaurant operating weeks	5,048	4,709	339	7.2%
Number of restaurants open (end of period)	145	135	10	7.4%

Revenues

Revenues were $352.5 million during the thirty-six weeks ended September 10, 2012, an increase of $48.6 million, or 16.0%, compared to revenues of $303.9 million during the thirty-six weeks ended September 12, 2011. Non-comparable restaurants contributed $41.3 million, or 13.6%, of the total revenue increase, while comparable restaurants contributed $7.3 million, or 2.4%, of the total revenue increase. Comparable restaurant sales increased by 2.7% as a result of 2.1% increase in pricing and 0.6% combined increase in guest count and mix impacts. Average weekly sales increased approximately 8.2% from $64,500 to $69,800.

Cost of Sales

Cost of sales increased by $14.9 million, or 15.6%, from $95.6 million during the thirty-six weeks ended September 12, 2011 to $110.5 million during the thirty-six weeks ended September 10, 2012 due partly to increase in revenues and food cost inflation. Cost of sales, as a percentage of revenues, decreased from 31.5% to 31.3% mainly due to pricing, partially offset by product cost inflation and mix.

Labor and Benefits

Labor and benefits cost increased by $11.6 million, or 14.3%, from $81.8 million during the thirty-six weeks ended September 12, 2011 to $93.4 million during the thirty-six weeks ended September 10, 2012 primarily due to new restaurant openings and increased hourly wages and management salaries, partially offset by improved productivity. As a percentage of revenues, labor and benefits decreased from 26.9% to 26.5% mainly due to leverage and improved productivity, partially offset by increased hourly wages and management salaries.

Occupancy Expenses

Occupancy expenses increased by $1.9 million, or 8.8%, from $21.5 million during the thirty-six weeks ended September 12, 2011 to $23.4 million during the thirty-six weeks ended September 10, 2012 primarily due to new restaurant openings and contingent rent. As a percentage of revenues, occupancy expenses decreased from 7.1% to 6.7% mainly due to leverage.

Other Operating Expenses

Other operating expenses increased by $6.8 million, or 12.8%, from $53.4 million during the thirty-six weeks ended September 12, 2011 to $60.2 million during the thirty-six weeks ended September 10, 2012 mainly caused by new restaurant openings, higher marketing spending, and increased workers compensation and general liability insurance. As a percentage of revenues, other operating expenses decreased from 17.6% to 17.1% primarily due to leverage in marketing expenses, favorable debit card fees caused by recent legislation and favorable utilities due to lower gas and electric rates.

General and Administrative

General and administrative expenses increased by $5.2 million, or 32.0%, from $16.4 million during the thirty-six weeks ended September 12, 2011 to $21.6 million during the thirty-six weeks ended September 10, 2012 primarily due to $1.0 million in professional fees related to the restatement of our financial statements, $1.9 million of one-time IPO-related expenses, which includes $1.0 million in fees related to the termination of our management agreement with J.H. Whitney and $0.4 million in IPO-related cash bonuses. In addition, general and administrative expenses increased due to legal and professional fees associated with being a public company, implementation of a stock based compensation program, and increased staffing and travel expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.8 million, or 16.9%, from $10.7 million during the thirty-six weeks ended September 12, 2011 to $12.5 million during the thirty-six weeks ended September 10, 2012 mainly due to new restaurant openings.

Pre-Opening Costs

Pre-opening costs was flat from the thirty-six weeks ended September 12, 2011 compared to the thirty-six weeks ended September 10, 2012 mainly due to a consistent number of restaurants opening or under development in each period.

Interest Expense, Net

Interest expense, net decreased by $0.5 million, or 7.6%, from $6.5 million during the thirty-six weeks ended September 12, 2011 to $6.0 million during the thirty-six weeks ended September 10, 2012 primarily due to a lower loan balance caused by our term loan prepayment.

Income Tax Expense

Income tax expense increased by $3.5 million, or 331.2% from $1.1 million during the thirty-six weeks ended September 12, 2011 to $4.6 million during the thirty-six weeks ended September 10, 2012. We are no longer in a valuation allowance position in fiscal year 2012 whereas in the thirty-six weeks ended September 12, 2011, we released $2.4 million of the valuation allowance to reduce income tax expense. The effective income tax rate increased from 7.5% to 21.9% primarily due to the partial release in 2011 of the valuation allowance on deferred tax assets, partially offset by an increase in the federal tax credits related to FICA and Medicare tax paid on tips in 2012.

Net Income

As a result of the foregoing, net income increased by $3.2 million, or 24.7%, from $13.1 million for the thirty-six weeks ended September 12, 2011 to $16.3 million for the thirty-six weeks ended September 10, 2012.

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

The following table shows summary cash flows information for the thirty-six weeks ended September 10, 2012 and September 12, 2011 (in thousands):

	Thirty-Six Weeks Ended
	September 10, 2012	September 12, 2011
		(As restated)
Net cash provided by (used in):
Operating activities	$42,111	$32,344
Investing activities	(34,108)	(26,512)
Financing activities	37,517	(902)
Net increase in cash and cash equivalents	$45,520	$4,930

Operating Activities

Net cash provided by operating activities increased from $32.3 million for the thirty-six weeks ended September 12, 2011 to $42.1 million for the thirty-six weeks ended September 10, 2012 primarily due to the increase in sales and restaurant-level profit. This was offset by $0.5 million more in income taxes paid and by $0.9 million more in interest expense paid, including the hedge termination cost in 2011 compared to the same period last year. We also paid $2.3 million in IPO-related expenses for the thirty-six weeks ended September 10, 2012, which includes $1.0 million in fees related to the termination of our management agreement with J.H. Whitney and $0.4 million in IPO-related cash bonuses. We also paid $0.6 million in professional fees related to the restatement of our financial statements.

Investing Activities

Net cash used in investing activities was $34.1 million for the thirty-six weeks ended September 10, 2012 compared to the net cash used in investing activities of $26.5 million for the thirty-six weeks ended September 12, 2011. The main causes of this were payments for capital expenditures amounting to $34.8 million in the current year compared to $26.8 million in the prior year, payments for the acquisition of liquor licenses of $0.4 million in the current year and $21 thousand in the prior year, and partially offset by proceeds from property insurance claims of $1.1 million in the current year compared to $0.3 million in the prior year. Both periods’ insurance proceeds relate to restaurants damaged by a hurricane in 2008.

Capital expenditures are primarily for investments in new unit development and the replacement of restaurant equipment or facility improvement. We opened ten restaurants during the thirty-six weeks ended September 10, 2012 compared to nine restaurants opened during the thirty-six weeks ended September 12, 2011. We estimate our capital expenditures for fiscal year 2012 will be approximately $44.0 million to $47.0 million substantially related to new restaurant development including estimated construction-in-progress disbursements for fiscal 2013 openings.

Financing Activities

Net cash provided by financing activities was $37.5 million for the thirty-six weeks ended September 10, 2012 compared to the net cash used in financing activities of $0.1 million for the thirty-six weeks ended September 12, 2011. For the current year, the primary causes of financing activity cash flows were our initial public offering (“IPO”) and the prepayment of a portion of our term loan as a result of the IPO, while in the prior year, the primary causes were the refinancing of our senior secured credit facility and our payment of dividend.

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

During the twelve and thirty-six weeks ended September 10, 2012, there were no significant changes in our accounting policies or estimates.

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

Forward-Looking Statements

This quarterly report on Form 10-Q includes and incorporates by reference “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that the forward looking information presented in this quarterly report is not a guarantee of future events, and that actual events and results may differ materially from those made in or suggested by the forward looking information contained in this quarterly report. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “comfortable with,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Examples of forward-looking statements in this quarterly report include the effectiveness of investments and new measures in our accounting and finance function to improve our internal controls over financial reporting. A number of important factors could cause actual events and results to differ materially from those contained in or implied by the forward-looking statements, including the risk factors discussed in our Registration Statement on Form S-1/A, filed on May 8, 2012 with the SEC, as supplemented by the risk factors included in our Quarterly Report on Form 10-Q for the twelve weeks ended June 18, 2012. Any forward-looking information presented herein is made only as of the date of this quarterly report, and we do not undertake any obligation to update or revise any forward-looking information to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

Many of the food products we purchase are affected by commodity pricing that is subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and are generally unpredictable. For thirty-six weeks ended September 10, 2012, Snow Crab, Dungeness Crab, King Crab and shrimp accounted for approximately 43% of total food purchases.  Crab and lobster are wild caught and sourced from government regulated and sustainable fisheries. We have experienced increases in crab costs, but in certain species, we have seen prices begin to moderate. Other categories affected by the commodities markets, such as seafood, beef and fish, may each account for approximately 5% to 10% of our food purchases. While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities we require, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods. Our purchasing department negotiates prices and quantities for all of our ingredients through either cancellable contracts (with varying length terms), spot market purchases or commodity pricing formulas. Changes in commodity prices would generally affect us and our competitors similarly, depending on the terms and duration of supply contracts. We also enter into fixed price supply contracts for certain products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can have an adverse effect on margins.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, which bear interest at variable rates. As of September 10, 2012, we had $74.5 million outstanding under our senior secured credit facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Our current LIBOR-based borrowings are subject to an interest rate floor of 150 basis points. Prevailing interest rates would have to increase by more than 100 basis points over the interest rate at September 10, 2012, before our interest expense would change.

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

In connection with the restatement and the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 10, 2012, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In the evaluation, the Company considered the restatement of its previously issued financial statements. Based on that evaluation and the material weaknesses described below, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were ineffective as of September 10, 2012.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the restatement described herein, the Company reviewed potential weaknesses in its internal control over financial reporting. A “material weakness” is a deficiency or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented, or detected in a timely basis. Management identified the following material weaknesses in its internal control over financial reporting as of September 10, 2012.

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

•                        Lease Accounting Controls. A material weakness was identified in the Company’s controls over the accounting for leases which resulted in a miscalculation of deferred rent. Specifically, effective controls were not designed over the identification of properties that required deferred rent, the appropriate identification of the effective lease term and the inclusion of the construction rent holiday in deferred rent calculations.

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

Notwithstanding the above material weaknesses, management has concluded that our restated financial statements were prepared in accordance with U.S. GAAP. Accordingly, the unaudited financial statements for the twelve and thirty-six week periods ended September 10, 2012 and September 12, 2011 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.

Planned Remediation Efforts to Address Material Weaknesses

While these material weaknesses are not remediated as of September 10, 2012, we have taken the following actions to address each of them:

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

Establishment of an internal audit function. In September 2012, the Company hired a Director of Internal Audit to create a new internal audit function and lead the continued development of the Company’s Sarbanes-Oxley compliance program. The new Director of Internal Audit reports to our Audit Committee and has been charged with the responsibility of improving the overall effectiveness of the control environment and creating a new internal audit function. In addition, the Director of Internal Audit will be responsible for overseeing the Company’s ongoing evaluation of internal control over financial reporting, which will include documenting the existing business processes, determining the gaps in the existing system of internal control, recommending improvements to the business processes and establishing a mechanism to monitor the effectiveness of internal controls on an ongoing basis.

Lease accounting enhancements. To remediate the prior accounting issues, the Company has reviewed all of its leases to verify it is recording rent expense in accordance with U.S. GAAP. This process included the testing of its leases for compliance with ASC Topic 840 which includes the calculation of deferred rent, capital versus operating treatment, and determination of the effective lease term. In connection with the restatement, the Company also reviewed its internal procedures and implemented additional measures for the accounting treatment of leases to ensure that future leases and lease modifications are recorded in accordance with U.S. GAAP. Some of these procedures include the clear identification and communication of the date that effective control is established over a property, controls over the identification of triggering events to change the effective lease term and increased review and supervision over the lease accounting process. As a follow up to this review, the Company expects to purchase a new lease management software tool to more effectively automate the lease accounting function. Additionally, the Company is actively recruiting to fill a newly created senior lease accounting specialist role which will report up through the Vice President of Accounting.

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

Item 1A.              Risk Factors.

We have no material changes to report from the risk factors described in “Risk Factors” in our Registration Statement on Form S-1/A filed on May 8, 2012 with the SEC and our Quarterly Report on Form 10-Q for the twelve weeks ended June 18, 2012 filed on October 30, 2012 with the SEC.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.                       Defaults Upon Senior Securities.

None.

Item 4.                       Mine Safety Disclosures.

Not applicable.

Item 5.                       Other Information.

None.

Item 6.                       Exhibits.

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Ignite Restaurant Group, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the twelve weeks ended June 18, 2012 filed on October 30, 2012 and incorporated herein by reference).

3.2

Amended and Restated Bylaws of Ignite Restaurant Group, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the twelve weeks ended June 18, 2012 filed on October 30, 2012 and incorporated herein by reference).

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