Form 10-Q
period 2013-04-01
Ignite Restaurant Group, Inc.
filed 2013-05-07
CIK 1526796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2013

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 6, 2013 was 25,640,602.

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of April 1, 2013 (unaudited) and December 31, 2012	3
	Condensed Consolidated Statements of Operations for the thirteen weeks ended April 1, 2013 (unaudited) and twelve weeks ended March 26, 2012 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 1, 2013 (unaudited) and twelve weeks ended March 26, 2012 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

SIGNATURES		21

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	April 1, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,824	$6,929
Accounts receivable	7,286	6,285
Inventories	5,701	4,841
Other current assets	7,163	6,240
Total current assets	27,974	24,295

Property and equipment, net	170,581	165,746
Trademarks, net	1,644	1,755
Other assets	9,732	9,642
Total assets	$209,931	$201,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,148	$14,083
Accrued liabilities	25,332	23,068
Total current liabilities	42,480	37,151

Long-term debt obligations	45,000	45,000
Deferred rent	12,470	11,744
Other long-term liabilities	1,364	1,326
Total liabilities	101,314	95,221

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value per share, 100,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000 shares authorized; 25,641 and 25,633 shares issued and outstanding, respectively	256	256
Additional paid-in capital	85,943	85,728
Accumulated earnings	22,418	20,233
Total stockholders’ equity	108,617	106,217
Total liabilities and stockholders’ equity	$209,931	$201,438

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

(Unaudited)

	Thirteen Weeks Ended	Twelve Weeks Ended
	April 1, 2013	March 26, 2012

Revenues	$118,240	$103,430
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	36,321	32,915
Labor expenses	31,907	28,047
Occupancy expenses	8,554	7,532
Other operating expenses	21,804	18,568
General and administrative	10,291	6,223
Depreciation and amortization	4,813	3,949
Pre-opening costs	1,091	1,528
Restaurant impairments and closures	17	49
Loss on disposal of property and equipment	195	89
Total costs and expenses	114,993	98,900
Income from operations	3,247	4,530
Interest expense, net	(395)	(1,997)
Gain on insurance settlements	300	—
Income before income taxes	3,152	2,533
Income tax expense	967	648
Net income	$2,185	$1,885

Basic and diluted net income per share data:
Net income per share
Basic and diluted	$0.09	$0.10
Weighted average shares outstanding
Basic	25,624	19,178
Diluted	25,630	19,178

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Thirteen Weeks Ended	Twelve Weeks Ended
	April 1, 2013	March 26, 2012

Cash flows from operating activities
Net income	$2,185	$1,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,813	3,949
Amortization of debt issuance costs	74	233
Stock-based compensation	215	9
Deferred income tax	390	13
Gain on insurance related to property and equipment	(300)	—
Non-cash loss on disposal of property and equipment	168	89
Decrease (increase) in operating assets:
Accounts receivable	(1,001)	(242)
Inventory	(860)	(1,072)
Other operating assets	276	(136)
Increase in operating liabilities:
Accounts payable and accrued liabilities	3,550	4,454
Other operating liabilities	763	1,109
Net cash provided by operating activities	10,273	10,291

Cash flows from investing activities
Purchases of property and equipment	(8,947)	(6,648)
Proceeds from property insurance claims	300	1,124
Proceeds from disposal of property and equipment	1	1
Purchases of liquor licenses	(625)	—
Net cash used in investing activities	(9,271)	(5,523)

Cash flows from financing activities
Borrowings on revolving credit facility	—	5,500
Payments on revolving credit facility	—	(5,500)
Payments on long-term debt	—	(750)
Payments on capital leases	—	(7)
Debt issuance costs paid	(107)	—
Net cash used in financing activities	(107)	(757)
Net increase in cash and cash equivalents	895	4,011
Cash and cash equivalents at beginning of period	6,929	3,725
Cash and cash equivalents at end of period	$7,824	$7,736

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

As of April 1, 2013, Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) owned and operated two full service, casual dining restaurant brands under the names Joe’s Crab Shack and Brick House Tavern + Tap. As of April 1, 2013, we owned and operated 131 Joe’s Crab Shack restaurants and 15 Brick House Tavern + Tap restaurants in 33 states within the United States.

On April 9, 2013, we completed our acquisition of all of the issued and outstanding equity interest of Mac Parent LLC (“Mac Grill”), which, with its subsidiaries, operates and franchises the right to operate Romano’s Macaroni Grill restaurants. See Note 8.

J.H. Whitney VI, L.P., an affiliate of J.H. Whitney Capital Partners, LLC, currently owns approximately 68% of our total outstanding common stock.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X, and hence, the financial statements do not contain certain information included in our annual financial statements and notes thereto. We have made adjustments that are, in our opinion, necessary for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 20, 2013.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ignite and its wholly-owned subsidiaries as of April 1, 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on the Monday nearest to December 31 of each year. Prior to fiscal year 2013, the first three quarters of our fiscal year consisted of 12 weeks and our fourth quarter consisted of 16 weeks for 52-week fiscal years and 17 weeks for 53-week fiscal years. Commencing in fiscal year 2013, we changed our quarterly accounting periods to be comprised of four equal 13-week periods, except for 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks. See Note 2.

Recent Accounting Pronouncement

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity the option to first assess qualitatively whether it is more likely than not that the indefinite-lived intangible asset is impaired, thus necessitating a quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless it determines that it is more likely than not that the asset is impaired. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Our adoption of this update effective January 1, 2013 did not have a significant impact on our consolidated financial statements.

Note 2 — Change in Quarterly Accounting Periods

In the first quarter of fiscal year 2013, we changed our quarterly accounting periods from 12 weeks for the first three quarters and 16 weeks for the fourth quarter to all 13-week quarters, except for 53-week fiscal years where the fourth quarter changes from 17 weeks to 14 weeks. We believe that a reporting basis comprised of four equal 13-week quarters is a more typical reporting format comparable to most companies in the casual and family dining segment of the restaurant industry, and is easier to understand for our investors.

In addition, Mac Grill uses the four equal 13-week quarterly reporting periods. We believe that the Mac Grill quarterly reporting periods are more appropriate for the post-acquisition consolidated entity.  The financial results for the quarter ended March 26, 2012 are reflected on a 12-week period basis because it was impracticable to recast on a 13-week period basis. The only financial information that we were able to recast on a 13-week basis for the first quarter of 2012 was revenues. If we used our revised quarterly reporting period in the prior year, revenues would have been $113.1 million during the thirteen weeks ended April 2, 2012.

Note 3 — Debt Obligations

On October 29, 2012, we entered into a new $100.0 million five-year senior secured revolving credit facility (“Revolving Credit Facility”), which includes a letter of credit sub-facility of up to $10.0 million and a swing line sub-facility of up to $15.0 million, with a syndicate of commercial banks and other financial institutions.

The interest rate for borrowings under the Revolving Credit Facility is equal to, at our option, either (a) LIBOR plus a margin of 2.00%, or (b) the Base Rate (as defined in the agreement) plus a margin of 1.00%. The applicable margins are subject to adjustment based on our leverage ratio as determined on a quarterly basis. In addition, we are required to pay a commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee rate is 0.30% per annum, and is subject to adjustment thereafter on a quarterly basis based on our leverage ratio.

The Revolving Credit Facility is guaranteed by each of our subsidiaries and secured by substantially all of our present and future assets and a lien on the capital stock or other equity interests of our direct and indirect subsidiaries. The Revolving Credit Facility contains financial covenants including a leverage ratio and a minimum fixed charge coverage ratio, as described in the agreement. The facility also contains other covenants which, among other things limit our ability to incur additional indebtedness, create liens on our assets, make certain investments, guarantees or loans, merge, consolidate or otherwise dispose of assets other than in the ordinary course of business, make acquisitions, and pay dividends or make other restricted payments. We are in compliance with these financial covenants as of April 1, 2013.

Our debt obligations consist of $45.0 million outstanding under the Revolving Credit Facility as of April 1, 2013 and December 31, 2012. The weighted average interest rate on the Revolving Credit Facility at April 1, 2013 was 2.31%. As of April 1, 2013, we had outstanding letters of credit of approximately $2.8 million and available borrowing capacity of approximately $52.2 million under the Revolving Credit Facility.

The carrying value of our long-term debt approximates fair value. The estimate of the fair value of our debt is based on observable market information from a third party pricing source, which is classified as a level 2 input within the fair value hierarchy.

On April 9, 2013, we entered into an amendment to our Revolving Credit Facility to finance our acquisition of Mac Grill. See Note 8.

Note 4 — Stock-Based Compensation

During the thirteen weeks ended April 1, 2013, the board of directors granted 67 thousand stock appreciation rights (“SARs”) and 8 thousand shares of restricted stock, with a weighted average grant date fair value of $6.24 and $14.07 per share, respectively.

The following table provides the significant weighted average assumptions used to determine the fair value of SARs on the grant date using the Black-Scholes option-pricing model for awards granted during the thirteen weeks ended April 1, 2013:

Expected term	6.3 years
Expected volatility	47.1%
Dividend yield	0.0%
Risk-free interest rate	1.2%

Since we do not have historical exercise experience on SARs, we used the simplified method of estimating expected term. As a newly public company, we estimated expected volatility using the volatility of a peer group over a recent historical period equal to the same expected term of the award. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant using the term equal to our expected term. Restricted stock is valued using the closing stock price of the business day prior to the grant date.

Note 5 — Net Income per Share

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

	Thirteen Weeks Ended	Twelve Weeks Ended
	April 1, 2013	March 26, 2012

Numerator:
Net income	$2,185	$1,885

Denominator:
Basic weighted average shares outstanding	25,624	19,178
Effect of dilutive securities	6	—
Diluted weighted average shares outstanding	25,630	19,178

The effect of dilutive securities above relates to 17 thousand shares of restricted stock outstanding as of April 1, 2013. For the thirteen weeks ended April 1, 2013, we excluded 530 thousand SARs from the computation of diluted net income per share because their effect was anti-dilutive.

Note 6 — Contingencies

We are a defendant or otherwise involved in a number of lawsuits in the ordinary course of business, including personal injury claims, contract claims, claims alleging violation of federal and state law regarding workplace and employment matters, discrimination and similar matters. When the potential liability can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. We believe that the ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

On July 18, 2012, we announced our intention to restate our financial statements for the years ended December 28, 2009, January 3, 2011 and January 2, 2012 and the related interim periods. On July 20, 2012, a putative class action complaint was filed in the U.S. District Court for the Southern District of Texas against us, certain of our current directors and officers and the underwriters in the initial public offering (“IPO”). The plaintiffs allege that all the defendants violated Section 11 of the Securities Act of 1933 (the “Securities Act”) and certain of our directors and officers have control person liability under Section 15 of the Securities Act, based on allegations that in light of the July 18, 2012 restatement announcement, our IPO registration statement and prospectus contained untrue statements of material facts, omitted to state other facts necessary to make the statements made therein not misleading, and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified compensatory damages and attorneys’ fees.

We believe this lawsuit is without merit. We have filed a motion to dismiss the case and will continue to vigorously defend the lawsuit. However, we are unable to predict the outcome of this case and any future related cases.

Note 7 — Income Taxes

Our effective tax rate is generally less than the combined federal and state statutory rate primarily due to the tax benefit of FICA tax credits for employee reported tip income. The effective tax rate for the thirteen weeks and twelve weeks ended April 1, 2013 and March 26, 2012 was 30.7% and 25.6%, respectively. The increase in the effective tax rate is primarily due to a lower benefit from the FICA tax credit in the thirteen weeks ended April 1, 2013 and certain nondeductible Mac Grill transaction costs.

Note 8 — Subsequent Event

On April 9, 2013, we completed our acquisition of all of the issued and outstanding equity interest of Mac Grill, which, with its subsidiaries, operates and franchises the right to operate Romano’s Macaroni Grill restaurants, for an aggregate purchase price of approximately $54.1 million in an all-cash transaction, which reflects estimated working capital and other pre-closing adjustments, from private equity firm Golden Gate Capital, management and other investors. The final purchase price remains subject to additional working capital and post-closing adjustments. The acquisition includes 186 company-owned and twelve franchised restaurants across 36 states and Puerto Rico as well as twelve additional franchised units throughout nine foreign countries.  This acquisition expands our presence in the polished casual restaurant space.  We believe Mac Grill is an exceptional brand, with a high quality real estate portfolio which provides us with growth and asset optimization opportunities.

We have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the fair value of assets acquired and liabilities assumed from Mac Grill, along with the determination of any goodwill or gain on the transaction.

To finance the acquisition, on April 9, 2013, we entered into an amendment to our Revolving Credit Facility (“New Revolving Credit Facility”) and added a $50.0 million term loan facility (collectively, the “New Credit Facility”). The initial interest rate for borrowings under the New Credit Facility will be at the London Interbank Offered Rate (“LIBOR”) plus a margin of 3.5%, or the base rate (as defined in the agreement) plus a margin of 2.5%, as we may elect. Thereafter, the applicable margins are subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.25% to 4.25% on LIBOR-based loans, and from 0.25% to 3.25% on base rate-based loans. In addition, we are required to pay commitment fees on the unused portion of the New Revolving Credit Facility.  The commitment fee rate is 0.50% per annum, and is subject to adjustment thereafter on a quarterly basis based on our leverage ratio. The principal amount of the term loan is payable in consecutive quarterly installments, commencing on September 30, 2013, with the balance thereof payable in full on the fifth anniversary of the closing date.  Total payments of $1.3 million, $3.1 million, $3.8 million, $4.4 million and $5.0 million are due during fiscal 2013, 2014, 2015, 2016 and 2017, respectively, with the balance of $32.4 million due in 2018. The New Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on the fifth anniversary of the closing date. Similar to the prior senior secured credit facility, the New Credit Facility contains financial covenants including a leverage ratio and a minimum fixed charge coverage ratio, as described in the agreement. The New Credit Facility also contains other covenants which, among other things, limit our ability to incur additional indebtedness, create liens on our assets, make certain investments, guarantees or loans, merge, consolidate or otherwise dispose of assets other than in the ordinary course of business, make acquisitions, and pay dividends or make other restricted payments.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2012 . The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward-Looking Statements” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends on the Monday nearest to December 31 of each year. Fiscal years 2013 and 2012 are 52-week years. Prior to fiscal year 2013, the first three quarters of our fiscal year consisted of 12 weeks and our fourth quarter consisted of 16 weeks for 52-week fiscal years and 17 weeks for 53-week fiscal years. Commencing in fiscal year 2013, we changed our quarterly accounting periods to be comprised of 13 weeks, except for 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks. The financial results for the quarter ended March 26, 2012 are reflected on a 12-week period basis because it was impracticable to recast on a 13-week period basis.

Overview

As of April 1, 2013, Ignite Restaurant Group, Inc. operated two restaurant brands, Joe’s Crab Shack and Brick House Tavern + Tap. Each of our restaurant brands offers a variety of high-quality food in a distinctive, casual, high-energy atmosphere. Joe’s Crab Shack and Brick House Tavern + Tap operate in a diverse set of markets across the United States. As of April 1, 2013, we owned and operated 131 Joe’s Crab Shack and 15 Brick House restaurants in 33 states.

Joe’s Crab Shack is an established, national chain of casual seafood restaurants. Joe’s serves a variety of high-quality seafood items, with an emphasis on crab. Joe’s is a high-energy, family-friendly restaurant that encourages guests to “roll up your sleeves and crack into some crab.” Brick House Tavern + Tap is a casual restaurant brand that provides guests an elevated experience appropriate for every day usage.

During the thirteen weeks ended April 1, 2013, we opened two Joe’s Crab Shack restaurants, one of which was converted from a Brick House Tavern + Tap.  Subsequent to the end of the current quarter we opened two additional Joe’s Crab Shack restaurants.

On April 9, 2013, we completed our acquisition of all of the issued and outstanding equity interest of Mac Parent LLC (“Mac Grill”), which, with its subsidiaries, operates and franchises the right to operate Romano’s Macaroni Grill restaurants, for an aggregate purchase price of approximately $54.1 million in an all-cash transaction, which reflects estimated working capital and other pre-closing adjustments, from private equity firm Golden Gate Capital, management and other investors. The final purchase price remains subject to additional working capital and post-closing adjustments. The acquisition includes 186 company-owned and twelve franchised restaurants across 36 states and Puerto Rico as well as twelve additional franchised units throughout nine foreign countries.

We expect to incur approximately $8.7 million in acquisition-related costs including legal, accounting and bank fees, as well as specific integration costs such as relocation and severance. Approximately $3.5 million of these costs, primarily related to debt issuance cost and hardware and software investments to support the integration, will be capitalized. The remaining acquisition-related costs, primarily related to legal, accounting and severance, will be expensed as incurred. We expensed $1.0 million of acquisition-related costs in the first quarter of fiscal year 2013.

Outlook

For the remainder of the fiscal year, we expect to open as many as nine more new restaurants, a vast majority of which will be new Joe’s Crab Shack restaurants, and converting as many as three existing restaurants to either a Joe’s Crab Shack or a Brick House Tavern + Tap.  With the acquisition of Mac Grill, we are evaluating our current restaurant development options.

Results of Operations

With the change in our fiscal quarters, as noted above, the first quarter of 2013 represents 13 weeks of activity and the first quarter of 2012 represents only 12 weeks of activity.  As such, the two quarters are not comparable. We did not believe it was practicable to recast the prior year quarter to 13 weeks. The only financial information that we were able to recast on a 13-week basis for the first quarter of 2012 was revenues. We also report restaurant operating weeks and change in comparable restaurant sales for the comparable 13-week period of fiscal year 2012. We believe it is impracticable to recast other financial information because we do not have weekly cutoff procedures that would allow us to distribute expenses or cash flows to the appropriate periods in order to report the prior year on a 13-week basis.

The following table presents the consolidated statement of operations for the thirteen weeks ended April 1, 2013 and twelve weeks ended March 26, 2012 (dollars in thousands).

	Thirteen Weeks Ended April 1, 2013		Twelve Weeks Ended March 26, 2012		Increase (Decrease)

Revenues	$118,240	100.0%	$103,430	100.0%	$14,810	14.3%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	36,321	30.7	32,915	31.8	3,406	10.3
Labor expenses	31,907	27.0	28,047	27.1	3,860	13.8
Occupancy expenses	8,554	7.2	7,532	7.3	1,022	13.6
Other operating expenses	21,804	18.4	18,568	18.0	3,236	17.4
General and administrative	10,291	8.7	6,223	6.0	4,068	65.4
Depreciation and amortization	4,813	4.1	3,949	3.8	864	21.9
Pre-opening costs	1,091	0.9	1,528	1.5	(437)	(28.6)
Restaurant impairments and closures	17	0.0	49	0.0	(32)	(65.3)
Loss on disposal of property and equipment	195	0.2	89	0.1	106	119.1
Total costs and expenses	114,993	97.3	98,900	95.6	16,093	16.3
Income from operations	3,247	2.7	4,530	4.4	(1,283)	(28.3)
Interest expense, net	(395)	(0.3)	(1,997)	(1.9)	1,602	(80.2)
Gain on insurance settlements	300	0.3	—	—	300	100.0
Income before income taxes	3,152	2.7	2,533	2.4	619	24.4
Income tax expense	967	0.8	648	0.6	319	49.2
Net income	$2,185	1.8%	$1,885	1.8%	$300	15.9%

*                 The percentages reflected are subject to rounding adjustments.

The following table sets forth additional operating information that we use in assessing our performance for  the periods indicated:

	Thirteen Weeks Ended	Twelve Weeks Ended
	April 1, 2013	March 26, 2012

Selected Other Data:
Number of restaurants open (end of period):
Joe’s Crab Shack	131	122
Brick House Tavern + Tap	15	16
Total restaurants	146	138
Restaurant operating weeks (1)
Joe’s Crab Shack	1,677	1,446
Brick House Tavern + Tap	195	192
Average weekly sales (in thousands)
Joe’s Crab Shack	$64	$64
Brick House Tavern + Tap	$60	$55
Change in comparable restaurant sales (2)
Joe’s Crab Shack	(2.0)%	5.4%
Brick House Tavern + Tap	3.9%	2.0%
Total	(1.4)%	5.3%
Adjusted net income (in thousands) (3)	$2,726	$1,909

(1)	On a thirteen week comparable quarter for 2012, restaurant operating weeks would have been 1,569 and 208 for Joe’s Crab Shack and Brick House Tavern + Tap, respectively.
(2)	Comparable restaurant sales for the first quarter of 2013 compares the thirteen weeks ended April 1, 2013 to the comparable thirteen week period of 2012.
(3)

A reconciliation and discussion of this non-GAAP financial measure is included below under “Non-GAAP Financial Measures.” This measure should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

Thirteen Weeks Ended April 1, 2013 Compared to Twelve Weeks Ended March 26, 2012

Revenues

As reported, revenues were $118.2 million during the thirteen weeks ended April 1, 2013, an increase of $14.8 million, or 14.3%, compared to revenues of $103.4 million during the twelve weeks ended March 26, 2012. If we used our revised quarterly reporting period in the prior year, revenues would have been $113.1 million during the thirteen weeks ended April 2, 2012.  This would have resulted in an increase of $5.1 million, or 4.5% in the current year period.  This increase is primarily from new restaurant development partially offset by a decrease of 1.4% in comparable restaurant sales when comparing the thirteen weeks ended April 1, 2013 to the revised 13-week quarterly reporting period in the prior year.

Revenues at Joe’s Crab Shack increased 4.9% to $106.6 million in fiscal year 2013 versus $101.6 million in the comparable 13 weeks of the prior year. This increase is related to new store openings partially offset by a 2.0% decrease in comparable restaurant sales. The comparable restaurant sales decrease is comprised of a 3.8% decrease in guest count partially offset by a 1.0% increase in pricing and a 0.8% mix benefit.

Brick House Tavern + Tap revenues increased 0.8% to $11.6 million in fiscal year 2013 versus $11.5 million in the comparable 13 weeks of the prior year due to a 3.9% increase in comparable restaurant sales partially offset by a store that was closed and converted to a Joe’s Crab Shack. The comparable restaurant sales increase is comprised of a 2.4% increase in pricing and a 1.5% increase from mix and traffic.

Restaurant Operating Costs and Expenses

Restaurant operating costs and expenses increased over the prior year due to the additional week in the current year quarter and the increased operating weeks from new store openings. With the change in our fiscal quarters, as described herein, we do not believe a comparison of restaurant operating costs and expenses in the 13-week first quarter of fiscal year 2013 to the 12-week first quarter of fiscal year 2012 provides meaningful information to our investors. However, we believe that the restaurant operating costs and expenses as a percentage of revenues do provide a meaningful basis for comparison when comparing the financial results for the 13 weeks ended April 1, 2013 to the twelve weeks ended March 26, 2012. As a percent of revenue, cost of sales decreased from 31.8% to 30.7% primarily due to favorable shellfish pricing and a continued mix move to more favorable margin items. Labor expenses and occupancy expenses as a percent of revenue remained fairly consistent period over period at 27.0% and 7.2%, respectively.  Other operating expenses increased as a percentage of revenue from 18.0% to 18.4% primarily due to higher national marketing expenses related to our new advertising campaign.

General and Administrative

General and administrative expense increased by $4.1 million, or 65.4%, from $6.2 million during the twelve weeks ended March 26, 2012 to $10.3 million during the thirteen weeks ended April 1, 2013. As a percent of revenue, expenses increased from 6.0% to 8.7%. The increase from the prior year is primarily due to $1.1 million from higher professional fees related to being a public-company, $1.0 million of expenses related to the Mac Grill acquisition, $208 thousand from higher stock-based compensation expense, and the impact of the additional week in the current year quarter.

Depreciation and Amortization

Depreciation and amortization expense increased by $864 thousand, or 21.9%, from $3.9 million during the twelve weeks ended March 26, 2012 to $4.8 million during the thirteen weeks ended April 1, 2013. As a percent of revenue, depreciation and amortization increased from 3.8% to 4.1%. The increase from the prior year is mainly due to higher depreciable base from new restaurants opened and an extra week of depreciation and amortization expense in the current year.

Pre-Opening Costs

Pre-opening costs decreased by $437 thousand, or 28.6%, from $1.5 million during the twelve weeks ended March 26, 2012 to $1.1 million during the thirteen weeks ended April 1, 2013. We opened one new restaurant and converted one restaurant during the thirteen weeks ended April 1, 2013 and opened three restaurants during the twelve weeks ended March 26, 2012.   We incurred pre-opening cost in both periods for other openings in progress during the period.

Interest Expense, Net

Interest expense, net decreased by $1.6 million, or 80.2%, from $2.0 million during the twelve weeks ended March 26, 2012 to $395 thousand during the thirteen weeks ended April 1, 2013 primarily due to the lower interest rate and lower average debt balances as a result of the pay down of debt with proceeds from our initial public offering in May 2012 and the October 2012 refinancing.

Income Tax Expense

Income tax expense increased by $319 thousand, or 49.2% from $0.6 million during the twelve weeks ended March 26, 2012 to $1.0 million during the thirteen weeks ended April 1, 2013. The effective income tax rate increased from 25.6% to 30.7% primarily due to a lower benefit from the FICA tax credit in the thirteen weeks ended April 1, 2013 and certain nondeductible Mac Grill transaction costs.

Net Income

As a result of the foregoing, net income increased by $300 thousand, or 15.9%, from $1.9 million for the twelve weeks ended March 26, 2012 to $2.2 million for the thirteen weeks ended April 1, 2013.

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

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources have been cash provided from operating activities, cash and cash equivalents, and our senior secured credit facility. Our primary requirements for liquidity and capital are new restaurant development, working capital and general corporate needs. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate, and will continue to operate with negative working capital. Our requirement for working capital is not significant since our restaurant guests pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items. Our restaurants do not require significant inventories or receivables.

We believe that these sources of liquidity and capital will be sufficient to finance our continued operations and expansion plans for at least the next twelve months.

The following table shows summary cash flows information for the thirteen weeks ended April 1, 2013 and twelve weeks ended March 26, 2012 (in thousands):

	Thirteen Weeks Ended	Twelve Weeks Ended
	April 1, 2013	March 26, 2012

Net cash provided by (used in):
Operating activities	$10,273	$10,291
Investing activities	(9,271)	(5,523)
Financing activities	(107)	(757)
Net increase in cash and cash equivalents	$895	$4,011

Operating Activities

Net cash provided by operating activities was $10.3 million for the thirteen weeks ended April 1, 2013 and the twelve weeks ended March 26, 2012 due to the increase in sales and a reduction in the amount of interest paid offset primarily by higher general and administrative costs.

Investing Activities

Net cash used in investing activities increased $3.8 million to $9.3 million for the thirteen weeks ended April 1, 2013 compared to the net cash used in investing activities of $5.5 million for the twelve weeks ended March 26, 2012. Capital expenditures increased to $8.9 million in the current year compared to $6.6 million in the prior year primarily due to the timing of new restaurant openings. Capital expenditures are primarily for investments in new restaurant development and the replacement of restaurant equipment or facility improvement. We opened one new restaurant, converted one restaurant and remodeled one restaurant during the thirteen weeks ended April 1, 2013 compared to opening three new restaurants during the twelve weeks ended March 26, 2012. This was partially offset by proceeds from property insurance claims of $300 thousand in the current year compared to $1.1 million in the prior year.

We estimate our capital expenditures for fiscal year 2013 will be approximately $55.0 million to $60.0 million substantially related to new restaurant development including estimated construction-in-progress disbursements for fiscal 2014 openings.

Financing Activities

Net cash used in financing activities was $107 thousand for the thirteen weeks ended April 1, 2013 compared to $757 thousand net cash used in financing activities for the twelve weeks ended March 26, 2012. In the current year, financing activity cash flows represent the payment of deferred financing costs related to our New Credit Facility (as defined below), while the prior year activity includes our first quarter scheduled repayment of long-term debt.

Senior Secured Credit Facility

On October 29, 2012, we entered into a new $100.0 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”), which includes a letter of credit sub-facility of up to $10.0 million and a swing line sub-facility of up to $15.0 million, with a syndicate of commercial banks and other financial institutions.

The initial interest rate for borrowings under the facility is equal to, at our option, either (a) LIBOR plus a margin of 2.00%, or (b) the base rate (as defined in the agreement) plus a margin of 1.00%.  Thereafter, the applicable margins are subject to adjustment based on our leverage ratio as determined on a quarterly basis.  In addition, we are required to pay a commitment fee on the unused portion of the Revolving Credit Facility.  The commitment fee rate is 0.30% per annum, and is also subject to adjustment thereafter on a quarterly basis based on our leverage ratio.

The Revolving Credit Facility contains financial covenants including a leverage ratio and a minimum fixed charge coverage ratio, as described in the agreement. The facility also contains other covenants which, among other things limit our ability to incur additional indebtedness, create liens on our assets, make certain investments, guarantees or loans, merge, consolidate or otherwise dispose of assets other than in the ordinary course of business, make acquisitions, and pay dividends or make other restricted payments.  The facility is guaranteed by each of our subsidiaries and secured by substantially all of our present and future assets and a lien on the capital stock or other equity interests of our direct and indirect subsidiaries.

Acquisition of Mac Grill and New Credit Facility

On April 9, 2013, we completed our acquisition of all of the issued and outstanding equity interest of Mac Grill, which, with its subsidiaries, operates and franchises the right to operate Romano’s Macaroni Grill restaurants, for an aggregate purchase price of approximately $54.1 million in an all-cash transaction, which reflects estimated working capital and other pre-closing adjustments, from private equity firm Golden Gate Capital, management and other investors. The final purchase price remains subject to additional working capital and post-closing adjustments. The acquisition includes 186 company-owned and twelve franchised restaurants across 36 states and Puerto Rico as well as twelve additional franchised units throughout nine foreign countries.

To finance the acquisition, on April 9, 2013, we entered into an amendment to our Revolving Credit Facility (“New Revolving Credit Facility”) and added a $50.0 million term loan facility (collectively, the “New Credit Facility”). The initial interest rate for borrowings under the New Credit Facility will be at the London Interbank Offered Rate (“LIBOR”) plus a margin of 3.5%, or the base rate (as defined in the agreement) plus a margin of 2.5%, as we may elect. Thereafter, the applicable margins are subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.25% to 4.25% on LIBOR-based loans, and from 0.25% to 3.25% on base rate-based loans. In addition, we are required to pay commitment fees on the unused portion of the New Revolving Credit Facility.  The commitment fee rate is 0.50% per annum, and is subject to adjustment thereafter on a quarterly basis based on our leverage ratio.  The principal amount of the term loan is payable in consecutive quarterly installments, commencing on September 30, 2013, with the balance thereof payable in full on the fifth anniversary of the closing date.  Total payments due of $1.3 million, $3.1 million, $3.8 million, $4.4 million and $5.0 million are due during fiscal 2013, 2014, 2015, 2016 and 2017, respectively, with the balance of $32.4 due in 2018. The New Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on the fifth anniversary of the closing date. Similar to the prior senior secured credit facility, the New Credit Facility contains financial covenants including a leverage ratio and a minimum fixed charge coverage ratio, as described in the agreement. The New Credit Facility also contains other covenants which, among other things, limit our ability to incur additional indebtedness, create liens on our assets, make certain investments, guarantees or loans, merge, consolidate or otherwise dispose of assets other than in the ordinary course of business, make acquisitions, and pay dividends or make other restricted payments.

Off-Balance Sheet Arrangements

Except for restaurant operating leases, we have no material off-balance sheet arrangements.

Non-GAAP Financial Measures

We occasionally utilize financial measures and terms not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) to evaluate our operating performance. These non-GAAP measures are provided to enhance the reader’s overall understanding of our current financial performance. These measurements are used by many investors as a supplemental measure to evaluate the overall operating performance of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations from one period to the next and would ordinarily add back events that are not part of normal day-to-day operations of our business. Management and our principal stockholder also use such measures as measurements of operating performance, for planning purposes, and to evaluate the performance and effectiveness of our operational strategies.

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

Adjusted net income

We calculate adjusted net income by eliminating from net income the impact of items we do not consider indicative of our ongoing operations. Specifically, we believe that this non-GAAP measure provides greater comparability and enhanced visibility into our results of operations, excluding the impact of special charges and certain other expenses. Adjusted net income represents net income less items such as (a) transactions costs consisting of acquisition-related and IPO-related expenses, (b) non-cash loss on disposal of fixed assets related to conversion, remodels and closures, (c) loss (gain) on insurance settlements, (d) certain other expenses, and (e) the income tax effect of the above described adjustments. We believe this measure provides additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of these adjusted measure should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to these adjustments.

A reconciliation of net income to adjusted net income is as follows:

	Thirteen Weeks Ended	Twelve Weeks Ended
	April 1, 2013	March 26, 2012
	(in thousands)

Net income	$2,185	$1,885
Adjustments:
Acquisition-related expenses	1,018	—
IPO-related expenses	—	40
Gain on insurance settlements	(300)	—
Income tax effect of adjustments above	(177)	(16)
Adjusted net income	$2,726	$1,909

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

During the thirteen weeks ended April 1, 2013, there were no significant changes in our accounting policies or estimates, except as described in Note 2 of our condensed consolidated financial statements (unaudited) contained in this Form 10-Q.

For a description of those accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting

Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 20, 2013.

Forward-Looking Statements

This quarterly report on Form 10-Q includes and incorporates by reference “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that the forward looking information presented in this quarterly report is not a guarantee of future events, and that actual events and results may differ materially from those made in or suggested by the forward looking information contained in this quarterly report. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “comfortable with,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Examples of forward-looking statements in this quarterly report include the effectiveness of investments and new measures in our accounting and finance function to improve our internal controls over financial reporting. A number of important factors could cause actual events and results to differ materially from those contained in or implied by the forward-looking statements, including the risk factors discussed in our Annual Report on Form 10-K, filed on March 20, 2013 with the SEC. Any forward-looking information presented herein is made only as of the date of this quarterly report, and we do not undertake any obligation to update or revise any forward-looking information to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

Many of the food products we purchase are affected by commodity pricing that is subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and are generally unpredictable. For the thirteen weeks ended April 1, 2013, crab, lobster and shrimp accounted for approximately 50% of total food purchases.  Crab and lobster are wild caught and sourced from government regulated and sustainable fisheries. Crab costs are currently at historical norms. Other categories affected by the commodities markets, such as seafood, beef and fish, may each account for approximately 5% to 7% of our food purchases. While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities we require, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods. Our purchasing department negotiates prices and quantities for all of our ingredients through either cancellable contracts (with varying length terms), spot market purchases or commodity pricing formulas. Changes in commodity prices would generally affect us and our competitors similarly, depending on the terms and duration of supply contracts. We also enter into fixed price supply contracts for certain products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can have an adverse effect on margins.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, which bear interest at variable rates. As of April 1, 2013, we had $45.0 million outstanding under our senior secured credit facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A 1%-point change in the interest rate on the outstanding balance of our variable rate debt would result in a $0.5 million change in our annual results of operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended April 1, 2013, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In the evaluation, the Company considered the restatement of its previously issued financial statements. Based on that evaluation, the material weaknesses described below and the fact that we have not yet completed our formal evaluation of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were ineffective as of April 1, 2013.

Material Weaknesses in Internal Control over Financial Reporting

Management previously concluded that there was a material misstatement that occurred and determined it appropriate to restate its previously issued financial statements as of January 3, 2011 and January 2, 2012 and for the years ended December 28, 2009, January 3, 2011 and January 2, 2012 and as of March 26, 2012 and for the twelve week periods ended March 28, 2011 and March 26, 2012. In management’s evaluation of the misstatement, the following deficiencies were identified as material weaknesses:

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

Remediation Efforts to Address Material Weaknesses

As disclosed in the Annual Report on Form 10-K, the Company had completed a number of remediation steps to address the material weaknesses in internal control described above. Since the filing of the Annual Report on Form 10-K the Company has completed the following remediation steps to further address the material weaknesses in internal control.

•                  Efforts to strengthen the accounting and finance department through additional professional staff.

•                  The Company hired a new Controller.  The Controller is a Certified Public Accountant and has extensive experience in accounting leadership including many years in public accounting, specifically focused on audits and financial reporting of publicly traded companies.

•                  Establishment of an internal audit function.

•                  The Company hired a Senior Internal Auditor and an Internal Auditor who will start in May and assist the Director of Internal Audit with ensuring the Company has a robust control environment and internal controls over financial reporting.

•                  Lease accounting enhancements.

•                  The Company licensed a new lease management software tool to help the Company ensure that leases are properly recorded, including incorporating changes to U.S. GAAP, and has begun using the lease management software tool.

Although the Company has designed and implemented certain new internal controls in an effort to remediate the material weaknesses, management continues to conclude that the material weaknesses in internal control were not remediated as of April 1, 2013. Management believes that significant improvements to the processes and controls have been achieved during 2012 and 2013, but these processes were not sufficiently mature to remediate the material weaknesses as of April 1, 2013.

In an effort to remediate the material weaknesses, the Company plans to continue the implementation of its remediation plan by undertaking the following during the remainder of fiscal year 2013:

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

Notwithstanding the above material weaknesses, management has concluded that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, the unaudited financial statements for the quarter ended April 1, 2013 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.

Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Furthermore, the Company has not completed the formal evaluation of its internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. The Company’s first Section 404 report will be prepared in connection with the Company’s Annual Report on Form 10-K for the fiscal year ending December 30, 2013. We cannot assure you that we will not uncover additional material weaknesses as of December 30, 2013 following this review. Also, until fully remediated, the control deficiencies outlined above could result in a material misstatement to our future annual or interim financial statements that would not be prevented or detected. In addition, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the fiscal year ending December 30, 2013, or the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we continue to take advantage of the exemptions contained in the JOBS Act. We expect that we will remain an “emerging growth company” until the earliest of (i) the last day of our fiscal year following the fifth anniversary of our IPO; (ii) the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we have (1) an aggregate worldwide market value of common equity securities held by non-affiliates of $700.0 million or more as of the last business day of our most recently completed second fiscal quarter, (2) been required to file annual, quarterly and current reports under the Exchange Act for a period of at least 12 calendar months, and (3) filed at least one annual report pursuant to the Exchange Act. As a result, we may qualify as an “emerging growth company” until as late as May 10, 2017. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Changes in Internal Control over Financial Reporting

Other than as described above, no changes in our internal control over financial reporting occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                     Legal Proceedings.

Disclosure regarding legal proceedings can be found in Note 6 of our condensed consolidated financial statements (unaudited) contained in this Form 10-Q.

Item 1A.            Risk Factors.

We have no material changes to report from the risk factors described in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 20, 2013.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.                     Defaults Upon Senior Securities.

None.

Item 4.                     Mine Safety Disclosures.

Not applicable.

Item 5.                     Other Information.

None.

Item 6.                     Exhibits.

Exhibit No.	Description
2.1

First Amendment to the Purchase Agreement, dated as of April 8, 2013, by and between Ignite Restaurant Group, Inc. and Restaurant Holdings LLC - Series A (on behalf of the Sellers) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 11, 2013 and incorporated herein by reference).

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

10.1

Amended and Restated Credit and Security Agreement, dated as of April 9, 2013, by and among Ignite Restaurant Group, Inc. and a syndicate of commercial banks and other financial institutions party thereto, as lenders, KeyBank National Association, as joint lead arranger, joint book runner and administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book runner and Bank of America, N.A., as syndication agent.

10.2	Separation and Release Agreement, dated as of April 1, 2013, by and among Ignite Restaurant Group, Inc. and Kevin T. Cottingim.
10.3	Offer Letter, effective as of February 28, 2013, between Ignite Restaurant Group, Inc. and David Catalano.
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
101

The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGNITE RESTAURANT GROUP, INC.

May 7, 2013	By:	/s/ Raymond A. Blanchette, III
		Name:	Raymond A. Blanchette, III
		Title:	Chief Executive Officer
(Principal Executive Officer)

May 7, 2013	By:	/s/ Michael J. Dixon
		Name:	Michael J. Dixon
		Title:	President and Chief Financial Officer
(Principal Financial Officer)