Form 10-Q
period 2013-07-01
Ignite Restaurant Group, Inc.
filed 2013-08-12
CIK 1526796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2013

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of August 5, 2013 was 25,650,699.

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of July 1, 2013 (unaudited) and December 31, 2012	3
	Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 1, 2013 (unaudited) and twelve and twenty-four weeks ended June 18, 2012 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 1, 2013 (unaudited) and twenty-four weeks ended June 18, 2012 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

SIGNATURES		31

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	July 1, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,136	$6,929
Accounts receivable, net	12,393	6,285
Inventories	9,925	4,841
Other current assets	17,199	6,240
Total current assets	40,653	24,295

Property and equipment, net	237,474	165,746
Intangible assets	30,438	4,272
Goodwill	11,728	—
Other assets	9,991	7,125
Total assets	$330,284	$201,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$42,793	$14,083
Accrued liabilities	51,583	23,068
Current portion of debt obligations	12,500	—
Total current liabilities	106,876	37,151

Long-term debt obligations	92,500	45,000
Deferred rent	13,853	11,744
Other long-term liabilities	10,458	1,326
Total liabilities	223,687	95,221

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.01 par value per share, 100,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000 shares authorized; 25,651 and 25,633 shares issued and outstanding, respectively	256	256
Additional paid-in capital	86,385	85,728
Accumulated earnings	19,956	20,233
Total stockholders’ equity	106,597	106,217
Total liabilities and stockholders’ equity	$330,284	$201,438

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

(Unaudited)

	Thirteen Weeks Ended	Twelve Weeks Ended	Twenty-Six Weeks Ended	Twenty-Four Weeks Ended
	July 1, 2013	June 18, 2012	July 1, 2013	June 18, 2012

Revenues	$228,132	$119,886	$346,372	$223,316
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	66,765	37,172	103,086	70,087
Labor expenses	71,465	31,970	103,372	60,017
Occupancy expenses	18,896	7,717	27,450	15,249
Other operating expenses	48,039	19,655	69,843	38,223
General and administrative	16,611	8,044	26,902	14,267
Depreciation and amortization	7,356	4,200	12,169	8,149
Pre-opening costs	1,477	1,430	2,568	2,958
Restaurant impairments and closures	14	57	31	106
Loss on disposal of property and equipment	197	171	392	260
Total costs and expenses	230,820	110,416	345,813	209,316
Income (loss) from operations	(2,688)	9,470	559	14,000
Interest expense, net	(1,741)	(2,768)	(2,136)	(4,765)
Gain on insurance settlements	—	217	300	217
Income (loss) before income taxes	(4,429)	6,919	(1,277)	9,452
Income tax expense (benefit)	(1,967)	1,433	(1,000)	2,081
Net income (loss)	$(2,462)	$5,486	$(277)	$7,371

Basic and diluted net income (loss) per share data:
Net income (loss) per share
Basic and diluted	$(0.10)	$0.25	$(0.01)	$0.36
Weighted average shares outstanding
Basic	25,624	22,136	25,624	20,666
Diluted	25,624	22,137	25,624	20,666

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Twenty-Six Weeks Ended	Twenty-Four Weeks Ended
	July 1, 2013	June 18, 2012

Cash flows from operating activities
Net income (loss)	$(277)	$7,371
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,169	8,149
Amortization of debt issuance costs	719	1,518
Stock-based compensation	634	240
Deferred income tax	(1,094)	(8)
Gain on insurance related to property and equipment	(300)	—
Non-cash loss on disposal of property and equipment	361	234
Decrease (increase) in operating assets, net of acquisitions:
Accounts receivable	(4,645)	(2,656)
Inventory	(1,295)	(1,464)
Other operating assets	(3,759)	729
Increase in operating liabilities, net of acquisitions:
Accounts payable and accrued liabilities	12,686	9,015
Other operating liabilities	1,948	1,675
Net cash provided by operating activities	17,147	24,803

Cash flows from investing activities
Acquisition of Romano’s Macaroni Grill	(60,794)	—
Purchases of property and equipment	(19,559)	(22,888)
Proceeds from property insurance claims	300	1,124
Proceeds from disposal of property and equipment	24	8
Purchases of liquor licenses	(768)	(360)
Net cash used in investing activities	(80,797)	(22,116)

Cash flows from financing activities
Initial public offering	—	81,124
Borrowings on revolving credit facility	11,000	5,500
Payments on revolving credit facility	(1,000)	(5,500)
Proceeds from long-term debt	50,000	—
Payments on long-term debt	—	(43,250)
Payments on capital leases	—	(7)
Debt issuance costs paid	(2,166)	(302)
Capital contribution	23	—
Taxes paid related to net share settlement of equity awards	—	(48)
Net cash provided by financing activities	57,857	37,517
Net increase (decrease) in cash and cash equivalents	(5,793)	40,204
Cash and cash equivalents at beginning of period	6,929	3,725
Cash and cash equivalents at end of period	$1,136	$43,929

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

As of July 1, 2013, Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) owned and operated three full service, casual dining restaurant brands under the names Joe’s Crab Shack, Brick House Tavern + Tap and Romano’s Macaroni Grill. As of July 1, 2013, we owned and operated 134 Joe’s Crab Shack restaurants, 16 Brick House Tavern + Tap restaurants and 186 Romano’s Macaroni Grill restaurants in 36 states within the United States, and franchised 24 Romano’s Macaroni Grill restaurants within the United States and foreign countries.

On April 9, 2013, we completed our acquisition of Romano’s Macaroni Grill (“Mac Grill”), which owns, operates and franchises Romano’s Macaroni Grill restaurants (the “Acquisition”). The restaurant operations are included in Mac Parent LLC (“Mac Parent”), a Delaware limited liability company, and its wholly owned subsidiaries. The transaction was organized such that we purchased approximately 83% of Mac Parent by acquiring the stock of two holding entities formerly owned by Golden Gate Capital and management. The remaining approximately 17% of the partnership interest of Mac Parent was purchased directly from other investors. See Note 3.

J.H. Whitney VI, L.P., an affiliate of J.H. Whitney Capital Partners, LLC, currently owns approximately 68% of our total outstanding common stock.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X, and hence, the financial statements do not contain certain information included in our annual financial statements and notes thereto. We have made adjustments consisting of normal recurring adjustments that are, in our opinion, necessary for a fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 20, 2013. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ignite and its wholly-owned subsidiaries as of July 1, 2013, including the unaudited results of operations of Mac Grill for the period April 9, 2013 (the date of acquisition) to July 1, 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Goodwill and Other Intangible Assets

We recognize acquired intangible assets apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset or liability. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives. We evaluate the recoverability of the carrying amount of intangible assets with definite useful lives whenever events and circumstances indicate that the carrying value of the asset may not be fully recoverable. Impairment losses are recognized if the carrying value of an intangible asset is not recoverable from expected future cash flows and its carrying amount exceeds its estimated fair value.

We recognize goodwill as the excess of the acquisition price over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment on an annual basis and between annual tests whenever impairment is indicated. This annual test takes place in December of each year. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.

Reclassification

We reclassified certain items in the prior period financial statements to conform to the current period financial statement presentation. The reclassifications had no effect on previously reported financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity the option to first assess qualitatively whether it is more likely than not that the indefinite-lived intangible asset is impaired, thus necessitating a quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless it determines that it is more likely than not that the asset is impaired. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Our adoption of this update effective January 1, 2013 did not have a significant impact on our condensed consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which prescribes that an unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar loss, or a tax credit carryforward, except in certain cases where the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. This update should be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. We do not believe that adoption of this update will have a significant impact on our condensed consolidated financial statements.

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

In addition, Mac Grill historically used four equal 13-week quarterly reporting periods. We believe that the Mac Grill quarterly reporting periods are more appropriate for the post-acquisition consolidated entity.  The financial results for the three and six months ended June 18, 2012 are reflected on a 12-week quarter basis because it was impracticable to recast on a 13-week quarter basis. The only financial information that we were able to recast on a 13-week basis was revenues. If we used our revised quarterly reporting period in the prior year, revenues would have been $132.9 million and $246.0 million during the thirteen weeks and twenty-six weeks ended July 2, 2012, respectively.

Note 3 — Acquisition

On April 9, 2013, we completed our acquisition of Mac Grill from Golden Gate Capital, management and other investors (collectively, the “Sellers”). The aggregate acquisition price paid at closing was approximately $60.8 million, consisting of $54.1 million paid directly to the Sellers and $6.7 million paid to other third parties related to outstanding indebtedness and transaction-related expenses of the Sellers. The final purchase price remains subject to additional working capital and post-closing adjustments. The acquisition includes 186 company-owned and twelve franchised restaurants across 36 states and Puerto Rico as well as twelve additional franchised units throughout nine foreign countries.  This acquisition expands our presence in the polished casual restaurant space.  We believe Mac Grill is an exceptional brand, with a high quality real estate portfolio which provides us with growth and asset optimization opportunities.

We have recognized the assets and liabilities of Mac Grill based on our estimates of their acquisition date fair values. Based on the preliminary allocation of the acquisition price prior to any working capital or post-closing adjustments, the amount of goodwill is estimated to be $11.7 million. Goodwill represents the excess of the acquisition price over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill will not be amortized, but will be tested at least annually for impairment. Approximately $2.0 million of the recognized goodwill will be deductible for tax purposes. The following is our preliminary allocation of the acquisition price (in thousands):

April 9, 2013

Purchase price allocation:
Current assets, excluding deferred tax assets	$10,298
Current deferred tax assets	879
Property and equipment	60,613
Identifiable intangible assets	25,917
Favorable lease interests	6,513
Other assets	295
Total assets acquired	104,515

Accounts payable and accrued liabilities	(40,133)
Unfavorable lease liability	(8,373)
Noncurrent deferred tax liabilities	(6,515)
Other liabilities	(428)
Total liabilities assumed	(55,449)
Total net asset acquired	49,066
Goodwill	11,728
Total acquisition price	$60,794

The allocation to acquired identifiable intangible assets is as follows (in thousands):

Definite lived:
Franchise agreements	$8,600
Indefinite lived:
Trademarks	10,400
Liquor licenses	6,917
$25,917

The trademarks and liquor licenses will not be amortized, but will be tested at least annually for impairment. The franchise agreements will be amortized on a straight-line basis over a weighted average amortization period of 16 years.

In connection with the Acquisition, we incurred acquisition-related expenses of $7.4 million, of which $2.2 million was capitalized as debt issuance costs (see Note 5). We expensed $5.2 million of acquisition-related costs during the twenty-six weeks ended July 1, 2013, of which $4.2 million was expensed in the thirteen weeks ended July 1, 2013. The expensed portion is included in general and administrative expenses in our condensed consolidated statements of operations.

Since the acquisition date, Mac Grill generated revenues of $86.0 million and a loss from operations of $5.8 million that are included in our condensed consolidated statements of operations for the thirteen and twenty-six weeks ended July 1, 2013. The loss from operations does not include acquisition-related expenses of $4.2 million, the incremental interest expense from the borrowings used to finance the Acquisition, or  any incremental general and administrative expenses incurred for corporate shared services that support the business.

The following table presents the unaudited pro forma combined results of operations of Ignite and Mac Grill as though the Acquisition occurred at the beginning of fiscal year 2012 (in thousands, except per share amounts):

	Thirteen Weeks Ended	Twelve Weeks Ended	Twenty-Six Weeks Ended	Twenty-Four Weeks Ended
	July 1, 2013	June 18, 2012	July 1, 2013	June 18, 2012
Pro forma revenues	$240,370	$218,772	$459,426	$427,561
Pro forma net income (loss)	$271	$5,322	$(235)	$749
Pro forma net income (loss) per share - basic and diluted	$0.01	$0.24	$(0.01)	$0.04

Weighted average shares outstanding
Basic	25,624	22,136	25,624	20,666
Diluted	25,634	22,137	25,632	20,666

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Acquisition had taken place at the beginning of fiscal year 2012. The unaudited pro forma financial information reflects all material, nonrecurring adjustments directly attributable to the Acquisition, including acquisition-related expenses, interest expense, and any related tax effects. The unaudited pro forma financial information also includes material, nonrecurring adjustments related to changes in recognized expenses caused by the fair value of assets acquired and liabilities assumed, such as changes in depreciation and amortization, rent expense, and any related tax effects. Pro forma net income (loss) and pro forma net income (loss) per share include nonrecurring management fees paid by Ignite, advisory fees paid by Mac Grill and fees related to the termination of our management agreement amounting to $46 thousand and $358 thousand during the thirteen and twenty-six weeks ended July 1, 2013, respectively, and $1.6 million and $2.2 million during the twelve and twenty-four weeks ended June 18, 2012, respectively. The management fees terminated in connection with our initial public offering (“IPO”) in May 2012, and the advisory fees terminated in connection with the Acquisition. Pro forma net income and pro forma net income per share for the twelve and twenty-four weeks ended June 18, 2012 also includes $1.8 million in nonrecurring IPO-related expenses. The pro forma adjustments reflect acquisition-related expenses incurred by us and Mac Grill of $4.2 million and $1.3 million, respectively, for the thirteen weeks ended July 1, 2013, and $5.2 million and $2.4 million, respectively, for the twenty-six weeks ended July 1, 2013 as if they were incurred as of the first day of fiscal year 2012.

The weighted average shares outstanding for the respective periods reflect the impact of the 6.4 million shares of our common stock issued during our IPO in May 2012.

Note 4 — Selected Balance Sheet Accounts

The components of other current assets are as follows (in thousands):

	July 1, 2013	December 31, 2012
Prepaid rent	$4,753	$1,630
Prepaid taxes	3,357	1,036
Prepaid insurance	2,715	424
Current deferred tax assets	2,606	1,615
Other	3,768	1,535
	$17,199	$6,240

The components of intangible assets are as follows (in thousands):

	July 1, 2013	December 31, 2012
Trademarks, net	$11,933	$1,755
Liquor licenses	10,174	2,517
Franchise agreements, net	8,331	—
	$30,438	$4,272

The components of accrued liabilities are as follows (in thousands):

	July 1, 2013	December 31, 2012
Payroll and related costs	$17,935	$7,910
Workers’ compensation	6,977	2,732
Deferred gift card revenue	6,322	2,691
Sales and alcohol taxes	5,472	1,901
Property taxes	4,424	2,444
Professional fees	3,509	2,079
Utilities	2,850	1,068
Other	4,094	2,243
	$51,583	$23,068

Note 5 — Debt Obligations

Debt obligations consisted of the following (in thousands):

	July 1, 2013	December 31, 2012
Revolving credit facility, expiring October 2017	$—	$45,000
New revolving credit facility, expiring April 2018	55,000	—
$ 50.0 million term loan, due April 2018	50,000	—
Total debt	105,000	45,000
Less current portion	12,500	—
Long-term debt obligations	$92,500	$45,000

On October 29, 2012, we entered into a $100.0 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”), which included a letter of credit sub-facility of up to $10.0 million and a swing line sub-facility of up to $15.0 million, with a syndicate of commercial banks and other financial institutions.

The interest rate for borrowings under the Revolving Credit Facility was equal to, at our option, either (a) LIBOR plus a margin of 2.00%, or (b) the Base Rate (as defined in the agreement) plus a margin of 1.00%. Thereafter, the applicable margins were subject to adjustment based on our leverage ratio as determined on a quarterly basis. In addition, we were required to pay a commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee rate was 0.30% per annum, and was subject to adjustment thereafter on a quarterly basis based on our leverage ratio.

To finance the Acquisition, on April 9, 2013, we entered into an amendment to our Revolving Credit Facility (“New Revolving Credit Facility”), of which $10.0 million was drawn at closing, and added a $50.0 million term loan facility (the “Term Loan” and together with the New Revolving Credit Facility, the “New Credit Facility”). The initial interest rate for borrowings under the New Credit Facility will be at LIBOR plus a margin of 3.5%, or the base rate (as defined in the agreement) plus a margin of 2.5%, as we may elect. Thereafter, the applicable margins are subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.25% to 4.25% on LIBOR-based loans, and from 0.25% to 3.25% on base rate-based loans. In addition, we are required to pay commitment fees on the unused portion of the New Revolving Credit Facility.  The commitment fee rate is 0.50% per annum, and is subject to adjustment thereafter on a quarterly basis based on our leverage ratio. The principal amount of the Term Loan is payable in consecutive quarterly installments, commencing on September 30, 2013, with the balance thereof payable in full on the fifth anniversary of the closing date.  Total payments of $1.3 million, $3.1 million, $3.8 million, $4.4 million and $5.0 million are due during fiscal 2013, 2014, 2015, 2016 and 2017, respectively, with the balance of $32.4 million due in 2018. The New Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on the fifth anniversary of the closing date. We wrote off $0.5 million of debt issuance costs in connection with our amendment to our Revolving Credit Facility. Additionally, the remaining $1.5 million of unamortized debt issuance costs relating to our Revolving Credit Facility were included as a component of other assets and are being amortized over the term of the amended facility.

The New Credit Facility is guaranteed by each of our subsidiaries and secured by substantially all of our present and future assets and a lien on the capital stock or other equity interests of our direct and indirect subsidiaries. The New Credit Facility contains financial covenants including a leverage ratio and a minimum fixed charge coverage ratio, as described in the agreement. The facility also contains other covenants which, among other things limit our ability to incur additional indebtedness, create liens on our assets, make certain investments or loans, merge or otherwise dispose of assets other than in the ordinary course of business, make acquisitions, and pay dividends or make other restricted payments. The New Credit Facility allows for (a) a maximum leverage ratio of (i) 5.50x through December 29, 2013, (ii) 5.25x from December 30, 2013 through June 29, 2014, (iii) 5.0x from June 30, 2014 through December 28, 2014 and (iv) 4.75x thereafter, and (b) a minimum fixed charge ratio of 1.35x through December 29, 2013 and 1.50x thereafter. We are in compliance with these financial covenants as of July 1, 2013.

The weighted average interest rate on the New Credit Facility at July 1, 2013 was 3.74%. As of July 1, 2013, we had outstanding letters of credit of approximately $5.6 million and available borrowing capacity of approximately $39.4 million under the New Revolving Credit Facility. Included in the current portion of debt obligations as of July 1, 2013 is a $10.0 million outstanding balance on the New Revolving Credit Facility, which we expect to pay within the next 12 months.

The carrying value of our long-term debt approximates fair value. The estimate of the fair value of our debt is based on observable market information from a third party pricing source, which is classified as a level 2 input within the fair value hierarchy.

Note 6 — Stock-Based Compensation

During the twenty-six weeks ended July 1, 2013, the board of directors granted 769 thousand stock appreciation rights (“SARs”) and 18 thousand shares of restricted stock, with a weighted average grant date fair value of $8.25 and $16.73 per share, respectively. As of July 1, 2013, we had unrecognized stock-based compensation expense of approximately $7.3 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 3.6 years.

The following table provides the significant weighted average assumptions used to determine the fair value of SARs on the grant date using the Black-Scholes option-pricing model for awards granted during the twenty-six weeks ended July 1, 2013 and the twenty-four weeks ended June 18, 2013:

	Twenty-Six Weeks Ended July 1, 2013	Twenty-Four Weeks Ended June 18, 2012
Expected term	6.25 years	6.32 years
Expected volatility	46.4%	48.2%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.2% - 1.3%	0.8% - 1.1%

Since we do not have historical exercise experience on SARs, we used the simplified method of estimating expected term. As a newly public company, we estimated expected volatility using the volatility of a peer group over a recent historical period equal to the same expected term of the award. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant using the term equal to our expected term. Restricted stock is valued using the closing stock price on the business day prior to the grant date.

On July 23, 2013, our stockholders approved an amendment to our 2012 Omnibus Incentive Plan (the “2012 Plan”) to increase the aggregate number of shares of common stock which may be issued under the 2012 Plan by 1,200,000 shares to 3,180,074 shares.

Note 7 — Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, while diluted net income (loss) per share is computed using the weighted average number of common shares outstanding plus all potentially dilutive common share equivalents outstanding during the period. The following table summarizes the components to determine the numerator and denominators of basic and diluted net income (loss) per share (in thousands):

	Thirteen Weeks Ended	Twelve Weeks Ended	Twenty-Six Weeks Ended	Twenty-Four Weeks Ended
	July 1, 2013	June 18, 2012	July 1, 2013	June 18, 2012

Numerator:
Net income (loss)	$(2,462)	$5,486	$(277)	$7,371

Denominator:
Basic weighted average shares outstanding	25,624	22,136	25,624	20,666
Effect of dilutive securities	—	1	—	—
Diluted weighted average shares outstanding	25,624	22,137	25,624	20,666

For the thirteen and twenty-six weeks ended July 1, 2013, we excluded 19 thousand shares of restricted stock and 1.2 million SARs from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the respective periods.

Note 8 — Commitments and Contingencies

In the ordinary course of our business affairs and operations, we are subject to possible loss contingencies arising from third-party litigation and federal, state and local environmental, health and safety laws and regulations.

Minimum Lease Commitments

We lease our restaurants, office facilities and certain equipment under operating lease agreements with remaining terms ranging from 1 to 25 years. As of July 1, 2013, the future minimum rental commitments under these noncancelable operating leases, including those that we assumed in the Acquisition, are as follows (in thousands):

Period	Amount
July to December 2013	$27,444
2014	57,167
2015	53,700
2016	49,743
2017	46,087
Thereafter	322,303
Total	$556,444

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

Note 9 — Income Taxes

Our effective tax rate is generally the combined federal and state statutory rate reduced by the effect of tax credits primarily due to the tax benefit of FICA tax credits for employee reported tip income. The effective tax rate for the thirteen and twenty-six weeks ended July 1, 2013 was 44.4% and 78.3%, respectively. The effective tax rate for the twelve and twenty-four weeks ended June 18, 2012 was 20.7% and 22.0%, respectively. The increase in the effective tax rate is primarily due to the change in FICA tax credits added to the tax benefit on pre-tax losses for the current periods.

Note 10 — Segment Information

All of our restaurants compete in the full-service casual dining industry, providing in-restaurant, full service, casual dining food to our guests. Our brands also possess similar production methods, distribution methods, and economic characteristics, resulting in similar long-term expected financial performance characteristics. In connection with the acquisition of Mac Grill and considering the future growth plans of Brick House, we believe reporting information about each of our brands would be useful to readers of our financial statements. While Mac Grill is similar in size to Joe’s, it currently has significantly different operating performance than our other two brands.  We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs, restaurant impairments and closures, and loss on disposal of property and equipment. Unallocated corporate expenses, capital expenditures, property and equipment, and goodwill and other intangibles assets are presented below as reconciling items to the amounts presented in the condensed consolidated financial statements.

The following tables present information about our reportable segments for the respective periods (in thousands):

	Thirteen Weeks Ended	Twelve Weeks Ended June 18, 2012	Twenty-Six Weeks Ended	Twenty-Four Weeks Ended June 18, 2012
	July 1, 2013		July 1, 2013
Revenues
Joe’s Crab Shack	$129,562	$108,910	$236,158	$201,760
Brick House Tavern + Tap	12,540	10,976	24,184	21,556
Romano’s Macaroni Grill	86,030	—	86,030	—
	$228,132	$119,886	$346,372	$223,316

Income (loss) from operations
Joe’s Crab Shack	$16,886	$15,511	$27,971	$24,661
Brick House Tavern + Tap	625	651	1,288	1,010
Romano’s Macaroni Grill	(5,825)	—	(5,825)	—
Corporate	(14,374)	(6,692)	(22,875)	(11,671)
	$(2,688)	$9,470	$559	$14,000

Capital expenditures
Joe’s Crab Shack	$8,709	$15,640	$17,100	$22,182
Brick House Tavern + Tap	1,476	322	1,711	342
Romano’s Macaroni Grill	131	—	131	—
Corporate	296	278	617	364
	$10,612	$16,240	$19,559	$22,888

	July 1, 2013	December 31, 2012
Property and equipment, net
Joe’s Crab Shack	$146,293	$134,159
Brick House Tavern + Tap	30,454	30,178
Romano’s Macaroni Grill	57,807	—
Corporate	2,920	1,409
	$237,474	$165,746

Goodwill and other intangible assets
Joe’s Crab Shack	$4,329	$3,802
Brick House Tavern + Tap	461	470
Romano’s Macaroni Grill	37,376	—
	$42,166	$4,272

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

Our fiscal year ends on the Monday nearest to December 31 of each year. Fiscal years 2013 and 2012 are 52-week years. Prior to fiscal year 2013, the first three quarters of our fiscal year consisted of 12 weeks and our fourth quarter consisted of 16 weeks for 52-week fiscal years and 17 weeks for 53-week fiscal years. Commencing in fiscal year 2013, we changed our quarterly accounting periods to be comprised of 13 weeks, except for 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks. The financial results for the twelve and twenty-four weeks ended June 18, 2012 are reflected on a 12-week period basis because it was impracticable to recast on a 13-week period basis.

Overview

As of July 1, 2013, Ignite Restaurant Group, Inc. operated three restaurant brands in the polished casual dining segment, Joe’s Crab Shack, Brick House Tavern + Tap and Romano’s Macaroni Grill. Each of our restaurant brands offers a variety of high-quality food in a distinctive, casual, high-energy atmosphere. Joe’s Crab Shack, Brick House Tavern + Tap and Romano’s Macaroni Grill operate in a diverse set of markets across the United States and internationally. As of July 1, 2013, we owned and operated 134 Joe’s Crab Shack, 16 Brick House restaurants and 186 Romano’s Macaroni Grill restaurants in 36 states, and franchised 24 Romano’s Macaroni Grill restaurants within the United States and foreign countries.

Joe’s Crab Shack is an established, national chain of casual seafood restaurants. Joe’s serves a variety of high-quality seafood items, with an emphasis on crab. Joe’s is a high-energy, family-friendly restaurant that encourages guests to “roll up your sleeves and crack into some crab.” Brick House Tavern + Tap is a casual restaurant brand that provides guests an elevated experience appropriate for every day usage. Romano’s Macaroni Grill, a pioneer in the polished casual dining segment, offers guests a blend of authentic Italian food with innovative Italian preparation.

During the thirteen weeks ended July 1, 2013, we opened three Joe’s Crab Shack restaurants and one Brick House Tavern + Tap that was converted from a Joe’s.  Subsequent to the end of the current quarter, we opened one additional Joe’s Crab Shack restaurant and closed one Joe’s Crab Shack and one Romano’s Macaroni Grill that had expiring leases.

On April 9, 2013, we completed our acquisition of Mac Grill from the Sellers. The aggregate acquisition price paid at closing was approximately $60.8 million, consisting of $54.1 million paid directly to the Sellers and $6.7 million paid to other third parties related to outstanding indebtedness and transaction-related expenses of the Sellers. The final purchase price remains subject to additional working capital and post-closing adjustments. The acquisition includes 186 company-owned and twelve franchised restaurants across 36 states and Puerto Rico as well as twelve additional franchised units throughout nine foreign countries.

We incurred approximately $7.4 million in acquisition-related costs. Approximately $2.2 million of these costs, related to debt issuance cost, was capitalized. The remaining acquisition-related costs, primarily related to legal, accounting and severance, were expensed as incurred. We expensed $5.2 million of acquisition-related costs during the twenty-six weeks ended July 1, 2013, of which $4.2 million was expensed in the thirteen weeks ended July 1, 2013. We expect to incur an additional $0.6 to $0.8 million in acquisition-related expenses for the remainder of the year.

Outlook

Our near term business strategy focuses on two primary elements: reviving the Mac Grill brand and continuing the growth of our legacy brands through new unit development.

Since the acquisition of Mac Grill in April 2013, we have implemented a comprehensive marketing program that includes national cable television advertising, social media communications and an updated and enhanced menu. In addition, we increased restaurant-level staffing by approximately 22% in order to deliver our expected level of guest services and to help increase revenues. While the Mac Grill business generated negative cash flows for the quarter, we believe these investments, along with continued marketing strategy and menu development evolution, will allow us to improve the operations of the Mac Grill brand and make it a positive contributor to our financial results.  However, there can be no assurance that the actual results will not differ materially from the outlook and assumptions set forth above.

As of August 7, 2013, we have opened seven restaurants in fiscal year 2013 comprised of five Joe’s Crab Shacks, one Joe’s Crab Shack converted from a Brick House and one Brick House converted from a Joe’s. For the remainder of the fiscal year, we expect to open as many as seven more restaurants, four of which will be new Joe’s Crab Shack restaurants, one new Brick House restaurant and converting as many as three existing restaurants to Brick House Tavern + Tap.

Results of Operations

With the change in our fiscal quarters, as noted above, the second quarter of 2013 represents 13 weeks of activity and the second quarter of 2012 represents only 12 weeks of activity.  As such, the two quarters are not comparable. We did not believe it was practicable to recast the prior year quarter to 13 weeks. The only financial information that we were able to recast on a 13-week basis was revenues. We also report restaurant operating weeks and change in comparable restaurant sales for the comparable 13-week period of fiscal year 2012. We believe it is impracticable to recast other financial information because we do not have weekly cutoff procedures that would allow us to distribute expenses or cash flows to the appropriate periods in order to report the prior year on a 13-week basis.

Thirteen Weeks Ended July 1, 2013 Compared to Twelve Weeks Ended June 18, 2012

The following table presents the condensed consolidated statement of operations for the thirteen weeks ended July 1, 2013 and twelve weeks ended June 18, 2012 (dollars in thousands).

	Thirteen Weeks Ended July 1, 2013		Twelve Weeks Ended June 18, 2012		Increase (Decrease)

Revenues	$228,132	100.0%	$119,886	100.0%	$108,246	90.3%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	66,765	29.3	37,172	31.0	29,593	79.6
Labor expenses	71,465	31.3	31,970	26.7	39,495	123.5
Occupancy expenses	18,896	8.3	7,717	6.4	11,179	144.9
Other operating expenses	48,039	21.1	19,655	16.4	28,384	144.4
General and administrative	16,611	7.3	8,044	6.7	8,567	106.5
Depreciation and amortization	7,356	3.2	4,200	3.5	3,156	75.1
Pre-opening costs	1,477	0.6	1,430	1.2	47	3.3
Restaurant impairments and closures	14	0.0	57	0.0	(43)	(75.4)
Loss on disposal of property and equipment	197	0.1	171	0.1	26	15.2
Total costs and expenses	230,820	101.2	110,416	92.1	120,404	109.0
Income (loss) from operations	(2,688)	(1.2)	9,470	7.9	(12,158)	(128.4)
Interest expense, net	(1,741)	(0.8)	(2,768)	(2.3)	1,027	(37.1)
Gain on insurance settlements	—	—	217	0.2	(217)	(100.0)
Income (loss) before income taxes	(4,429)	(1.9)	6,919	5.8	(11,348)	(164.0)
Income tax expense (benefit)	(1,967)	(0.9)	1,433	1.2	(3,400)	(237.3)
Net income (loss)	$(2,462)	(1.1)%	$5,486	4.6%	$(7,948)	(144.9)%

*                 The percentages reflected are subject to rounding adjustments.

The following table sets forth additional operating information that we use in assessing our performance for the periods indicated:

	Thirteen Weeks Ended	Twelve Weeks
	July 1,	Ended
	2013	June 18, 2012

Selected Other Data:
Number of restaurants open (end of period):
Joe’s Crab Shack	134	127
Brick House Tavern + Tap	16	16
Romano’s Macaroni Grill	186	—
Total restaurants	336	143
Restaurant operating weeks (1)
Joe’s Crab Shack	1,727	1,491
Brick House Tavern + Tap	201	192
Romano’s Macaroni Grill (2)	2,232	—
Average weekly sales (in thousands)
Joe’s Crab Shack	$75	$73
Brick House Tavern + Tap	$62	$57
Romano’s Macaroni Grill (2)	$38	—
Change in comparable restaurant sales (3)
Joe’s Crab Shack	0.7%	3.1%
Brick House Tavern + Tap	6.4%	1.3%
Romano’s Macaroni Grill (2)	(7.4)%	—
Total	(2.5)%	3.0%
Income (loss) from operations (in thousands)
Joe’s Crab Shack	$16,886	$15,511
Brick House Tavern + Tap	$625	$651
Romano’s Macaroni Grill (2)	$(5,825)
Corporate	$(14,374)	$(6,692)
Total	$(2,688)	$9,470
Adjusted net income (in thousands) (4)	$973	$7,102

(1)              On a thirteen-week comparable second quarter for 2012, restaurant operating weeks would have been 1,622 and 208 for Joe’s Crab Shack and Brick House Tavern + Tap, respectively.

(2)             Activity for Romano’s Macaroni Grill commenced from Acquisition date, April, 9, 2013.

(3)             Comparable restaurant sales for the second quarter of 2013 compares the thirteen weeks ended July 1, 2013 to the comparable thirteen-week period of 2012.

(4)             A reconciliation and discussion of this non-GAAP financial measure is included below under “Non-GAAP Financial Measures.” This measure should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

Revenues

As reported, revenues were $228.1 million during the thirteen weeks ended July 1, 2013, an increase of $108.2 million, or 90.3%, compared to revenues of $119.9 million during the twelve weeks ended June 18, 2012, of which $86.0 million of the increase in revenues came from Mac Grill. If we used our revised quarterly reporting period in the prior year, revenues would have been $132.9 million during the thirteen weeks ended July 2, 2012.  This would have resulted in an increase of $95.2 million, or 71.6% in the second quarter.  This increase is primarily from the acquisition of the Mac Grill restaurants, new restaurant development and an increase of 1.3% in comparable restaurant sales from our legacy brands when comparing the thirteen weeks ended July 1, 2013 to the revised 13-week quarterly reporting period in the prior year.

Revenues at Joe’s Crab Shack increased 7.0% to $129.6 million in fiscal year 2013 versus $121.1 million in the comparable 13 weeks of the prior year. This increase is related to new store openings in addition to a 0.7% increase in comparable restaurant sales. The comparable restaurant sales increase is comprised of a 1.2% increase in mix and 0.8% increase in pricing, partially offset by a 1.3% decrease in guest count.

Brick House Tavern + Tap revenues increased 5.8% to $12.5 million in fiscal year 2013 versus $11.9 million in the comparable 13 weeks of the prior year due to a 6.4% increase in comparable restaurant sales and a new restaurant opened from a converted Joe’s

Crab Shack, partially offset by one restaurant that closed in 2012. The comparable restaurant sales increase is comprised of a 3.0% increase in pricing, a 2.8% increase in mix and a 0.6% increase in traffic.

Revenues at Mac Grill were $86.0 million, which includes $751 thousand in royalty income, since Acquisition date. The 7.4% comparable restaurant sales decrease is comprised of an 8.0% decrease in guest count and a 1.1% decrease in pricing, partially offset by a 1.7% increase in mix benefit.

Restaurant Operating Costs and Expenses

Restaurant operating costs and expenses increased over the prior year primarily due to the acquisition of Mac Grill, the additional week in the current year quarter and the increased operating weeks from new store openings. With the change in our fiscal quarters, as described herein, and the addition of Mac Grill to the current year quarter, we do not believe a comparison of restaurant operating costs and expenses in the 13-week second quarter of fiscal year 2013 to the 12-week second quarter of fiscal year 2012 provides meaningful information to our investors. However, we believe that the restaurant operating costs and expenses as a percentage of revenues do provide a meaningful basis for comparison when comparing the financial results for the 13 weeks ended July 1, 2013 to the twelve weeks ended June 18, 2012.

As a percent of revenue, cost of sales decreased to 29.3% from 31.0% primarily due to the inclusion of the Mac Grill business which tends to have slightly lower food costs as a percent of revenue than Joe’s. In addition, we experienced favorable shellfish pricing and a continued mix move to more favorable margin items offset partially by the half-priced wine promotion in June at Mac Grill. Labor expenses, as a percentage of revenue, increased to 31.3% from 26.7% due to higher labor costs as a percent of revenue at Mac Grill as a result of their lower sales volume. In addition, we incurred incremental recruiting and training expenses from adding approximately 1,700 hourly staff members at Mac Grill during the quarter as we believe these restaurants were not properly staffed to increase sales and deliver our desired level of guest service. Occupancy expenses, as a percentage of revenue, increased to 8.3% from 6.4% primarily due to deleverage from the lower sales volumes at Mac Grill.  Other operating expenses increased, as a percentage of revenue, to 21.1% from 16.4% primarily due to an increased spend on Mac Grill television advertising leveraged against lower unit volumes and an increased marketing spend versus the prior year on our Joe’s brand.

General and Administrative

General and administrative expense increased by $8.6 million, or 106.5%, to $16.6 million during the thirteen weeks ended July 1, 2013 from $8.0 million during the twelve weeks ended June 18, 2012. As a percent of revenue, general and administrative expenses increased to 7.3% from 6.7%. The increase from the prior year is primarily due to acquisition-related expenses of $4.2 million, secondary offering expenses of $0.3 million, higher legal fees of $0.5 million related to public company filings done the first time in the current year and higher stock-based compensation of $0.2 million, partially offset by IPO-related expenses of $1.7 million in the prior year. Excluding the discrete items mentioned above, general and administrative expenses, as a percent of revenue, decreased slightly to 4.6% from 4.7%.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.2 million, or 75.1%, to $7.4 million during the thirteen weeks ended July 1, 2013 from $4.2 million during the twelve weeks ended June 18, 2012. This increase is mainly due to a higher depreciable asset base from the addition of the Mac Grill restaurants and new restaurants opened, plus an extra week of depreciation and amortization expense in the current year. As a percent of revenue, depreciation and amortization decreased to 3.2% from 3.5%.

Pre-Opening Costs

Pre-opening costs were flat at $1.4 million during the thirteen weeks ended July 1, 2013 and during the twelve weeks ended June 18, 2012. We opened three new restaurants and converted one restaurant during the thirteen weeks ended July 1, 2013 and opened four new restaurants and converted one restaurant during the twelve weeks ended June 18, 2012.   We incurred pre-opening cost in both periods for other openings in progress during the period.

Income (Loss) from Operations

As a result of the foregoing, consolidated income (loss) from operations decreased $12.2 million, or 128.4% to a $2.7 million loss in the current thirteen week period compared to income of  $9.5 million  in the twelve week period of the prior year.

Income from operations for the Joe’s brand increased $1.4 million, or 8.9%, to $16.9 million in the current thirteen week period from $15.5 million in the prior year twelve week period. As a percent of revenue, income from operations was 13.0% for the current quarter compared to 14.2% in the prior year. This decrease is primarily attributable to a shift in Joe’s 2013 marketing spend to earlier in the year.

At Brick House, income from operations decreased $26 thousand, or 4.0%, to $625 thousand in the current thirteen week period from $651 thousand in the prior year twelve week period. As a percent of revenue, income from operations decreased to 5.0% in the current quarter from 5.9% in the prior year quarter.  This decrease is due primarily to pre-opening expenses incurred in the current year from one new restaurant opening.  We did not open a restaurant in the prior year comparable quarter.

Mac Grill delivered a loss from operations of $5.8 million, or (6.8%).

The remaining decrease in income (loss) from operations of $7.7 million was mainly due to corporate general and administrative expenses as discussed above.

Interest Expense, Net

Interest expense, net decreased by $1.0 million, or 37.1%, to $1.7 million during the thirteen weeks ended July 1, 2013 from $2.8 million during the twelve weeks ended June 18, 2012 primarily due to a lower interest rate offset slightly by a higher average debt balance in the current year.

Income Tax Expense

Income tax expense decreased by $3.4 million, or 237.3% to a $2.0 million benefit during the thirteen weeks ended July 1, 2013 from a $1.4 million expense during the twelve weeks ended June 18, 2012. The effective income tax rate increased to 44.4% from 20.7% primarily due to the additive effect from the income tax benefit on a pre-tax loss combined with the benefit from the FICA tax credit.

Net Income (Loss)

As a result of the foregoing, net income decreased by $7.9 million, or 144.9%, to a $2.5 million net loss for the thirteen weeks ended July 1, 2013 from a $5.5 million net income for the twelve weeks ended June 18, 2012.

Twenty-Six Weeks Ended July 1, 2013 Compared to Twenty-Four Weeks Ended June 18, 2012

The following table presents the condensed consolidated statement of operations for the twenty-six weeks ended July 1, 2013 and twenty-four weeks ended June 18, 2012 (dollars in thousands).

	Twenty-Six Weeks Ended July 1, 2013		Twenty-Four Weeks Ended June 18, 2012		Increase (Decrease)

Revenues	$346,372	100.0%	$223,316	100.0%	$123,056	55.1%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	103,086	29.8	70,087	31.4	32,999	47.1
Labor expenses	103,372	29.8	60,017	26.9	43,355	72.2
Occupancy expenses	27,450	7.9	15,249	6.8	12,201	80.0
Other operating expenses	69,843	20.2	38,223	17.1	31,620	82.7
General and administrative	26,902	7.8	14,267	6.4	12,635	88.6
Depreciation and amortization	12,169	3.5	8,149	3.6	4,020	49.3
Pre-opening costs	2,568	0.7	2,958	1.3	(390)	(13.2)
Restaurant impairments and closures	31	0.0	106	0.0	(75)	(70.8)
Loss on disposal of property and equipment	392	0.1	260	0.1	132	50.8
Total costs and expenses	345,813	99.8	209,316	93.7	136,497	65.2
Income (loss) from operations	559	0.2	14,000	6.3	(13,441)	(96.0)
Interest expense, net	(2,136)	(0.6)	(4,765)	(2.1)	2,629	(55.2)
Gain on insurance settlements	300	0.1	217	0.1	83	38.2
Income (loss) before income taxes	(1,277)	(0.4)	9,452	4.2	(10,729)	(113.5)
Income tax expense (benefit)	(1,000)	(0.3)	2,081	0.9	(3,081)	(148.1)
Net income (loss)	$(277)	(0.1)%	$7,371	3.3%	$(7,648)	(103.8)%

*                 The percentages reflected are subject to rounding adjustments.

The following table sets forth additional operating information that we use in assessing our performance for the periods indicated:

	Twenty-Six Weeks Ended	Twenty-Four
	July 1,	Weeks Ended
	2013	June 18, 2012

Selected Other Data:
Number of restaurants open (end of period):
Joe’s Crab Shack	134	127
Brick House Tavern + Tap	16	16
Romano’s Macaroni Grill	186	—
Total restaurants	336	143
Restaurant operating weeks (1)
Joe’s Crab Shack	3,404	2,937
Brick House Tavern + Tap	396	384
Romano’s Macaroni Grill (2)	2,232	—
Average weekly sales (in thousands)
Joe’s Crab Shack	$69	$69
Brick House Tavern + Tap	$61	$56
Romano’s Macaroni Grill (2)	$38	—
Change in comparable restaurant sales (3)
Joe’s Crab Shack	(0.5)%	4.2%
Brick House Tavern + Tap	5.2%	1.6%
Romano’s Macaroni Grill (2)	(7.4)%	—
Total	(2.2)%	4.0%
Income (loss) from operations (in thousands)
Joe’s Crab Shack	$27,971	$24,661
Brick House Tavern + Tap	$1,288	$1,010
Romano’s Macaroni Grill (2)	$(5,825)
Corporate	$(22,875)	$(11,671)
Total	$559	$14,000
Adjusted net income (in thousands) (4)	$3,699	$9,011

(1)	On a twenty-six-week comparable period for 2012, restaurant operating weeks would have been 3,191 and 416 for Joe’s Crab Shack and Brick House Tavern + Tap, respectively.
(2)	Activity for Romano’s Macaroni Grill commenced from acquisition date, April, 9, 2013.
(3)	Comparable restaurant sales for the first half of 2013 compares the twenty-six weeks ended July 1, 2013 to the comparable twenty-six-week period of 2012.
(4)

A reconciliation and discussion of this non-GAAP financial measure is included below under “Non-GAAP Financial Measures.” This measure should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

Revenues

As reported, revenues were $346.4 million during the twenty-six weeks ended July 1, 2013, an increase of $123.1 million, or 55.1%, compared to revenues of $223.3 million during the twenty-four weeks ended June 18, 2012. If we used our revised quarterly reporting period in the prior year, revenues would have been $246.0 million during the twenty-six weeks ended July 2, 2012.  This would have resulted in an increase of $100.4 million, or 40.8% in the current year period.  This increase is primarily from the acquired Mac Grill restaurants, new restaurant development and an increase of 0.1% in comparable restaurant sales from our legacy brands when comparing the twenty-six weeks ended July 1, 2013 to the revised 26-week reporting period in the prior year.

Revenues at Joe’s Crab Shack increased 6.1% to $236.2 million in fiscal year 2013 versus $222.6 million in the comparable 26 weeks of the prior year. This increase is related to new store openings partially offset by a 0.5% decrease in comparable restaurant sales. The comparable restaurant sales decrease is comprised of a 2.7% decrease in guest count partially offset by a 1.4% increase in mix and a 0.8% increase in pricing.

Brick House Tavern + Tap revenues increased 3.3% to $24.2 million in fiscal year 2013 versus $23.4 million in the comparable 26 weeks of the prior year due to a 5.2% increase in comparable restaurant sales and a new restaurant opened from a converted Joe’s

Crab Shack, partially offset by a store that was closed and converted to a Joe’s Crab Shack. The comparable restaurant sales increase is comprised of a 2.9% increase in mix and a 2.6% increase in pricing, partially offset by a 0.3% decrease in traffic.

Revenues at Mac Grill were $86.0 million, which includes $751 thousand in royalty income, since Acquisition date. The 7.4% comparable restaurant sales decrease is comprised of an 8.0% decrease in guest count and a 1.1% decrease in pricing, partially offset by a 1.7% increase in mix benefit.

Restaurant Operating Costs and Expenses

Restaurant operating costs and expenses increased over the prior year due to the acquisition of Mac Grill, the additional two weeks in the current year-to-date period and the increased operating weeks from new store openings. With the change in our fiscal quarters, as described herein, and the addition of Mac Grill in April 2013, we do not believe a comparison of restaurant operating costs and expenses in the twenty-six-week year-to-date period of fiscal year 2013 to the twenty-four-week year-to-date period of fiscal year 2012 provides meaningful information to our investors. However, we believe that the restaurant operating costs and expenses as a percentage of revenues do provide a meaningful basis for comparison when comparing the financial results for the twenty-six weeks ended July 1, 2013 to the twenty-four weeks ended June 18, 2012.

As a percent of revenue, cost of sales decreased to 29.8% from 31.4% primarily due to the inclusion of the Mac Grill business in the current fiscal year which tends to have lower food costs as a percent of revenue than Joe’s. In addition, we experienced favorable shellfish pricing and a continued mix move to more favorable margin items offset partially by the pricing impact of half-priced wine promotion at Mac Grill. Labor expenses, as a percentage of revenue, increased to 29.8% from 26.9% due to higher labor costs as a percent of revenue at Mac Grill as a result of lower sales volumes. In addition, we incurred incremental recruiting and training expenses from adding approximately 1,700 hourly staff members at Mac Grill since Acquisition as we believe these restaurants were not properly staffed to increase sales and deliver our desired level of guest service. Occupancy expenses, as a percent of revenue, increased to 7.9% from 6.8% primarily due to deleverage from lower sales volumes at Mac Grill.  Other operating expenses increased, as a percentage of revenue, to 20.2% from 17.1% primarily due to an increased spend on Mac Grill television advertising leveraged against lower unit volumes and an increased marketing spend versus prior year on our Joe’s brand.

General and Administrative

General and administrative expenses increased by $12.6 million, or 88.6%, to $26.9 million during the twenty-six weeks ended July 1, 2013 from $14.3 million during the twenty-four weeks ended June 18, 2012. As a percent of revenue, general and administrative expenses increased to 7.8% from 6.4%. The increase from the prior year is primarily due to acquisition-related expenses of $5.2 million, secondary offering expenses of $0.3 million, higher legal fees of $1.2 million related to public company filings done the first time in the current year and higher stock-based compensation of $0.4 million, partially offset by IPO-related expenses of $1.7 million in the prior year. Excluding the discrete items mentioned above, general and administrative expenses, as a percent of revenue, increased slightly to 5.2% from 5.0%.

Depreciation and Amortization

Depreciation and amortization expense increased by $4.0 million, or 49.3%, to $12.2 million during the twenty-six weeks ended July 1, 2013 from $8.1 million during the twenty-four weeks ended June 18, 2012. This increase from the prior year is mainly due to a higher depreciable asset base from the addition of Mac Grill restaurants, new restaurants opened over the past 12 months and two extra weeks of depreciation and amortization expense in the current year. As a percent of revenue, depreciation and amortization remained fairly consistent at 3.5% and 3.6% in 2013 and 2012, respectively.

Pre-Opening Costs

Pre-opening costs decreased by $390 thousand, or 13.2%, to $2.6 million during the twenty-six weeks ended July 1, 2013 from $3.0 million during the twenty-four weeks ended June 18, 2012. We opened four new restaurants and converted two restaurants during the twenty-six weeks ended July 1, 2013 and opened seven new restaurants and converted one restaurant during the twenty-four weeks ended June 18, 2012.   We incurred pre-opening cost in both periods for other openings in progress during the period.

Income (Loss) from Operations

As a result of the foregoing, consolidated income from operations decreased $13.4 million, or 96.0%, to $0.6 million in the current twenty-six week period compared to $14.0 million in the twenty-four week period of the prior year.

Income from operations at Joe’s increased $3.3 million, or 13.4%, to $28.0 million in the current twenty-six week period from $24.7 million in the prior year twenty-four week period. As a percent of revenue, income from operations was 11.8% for the current year compared to 12.2% in the prior year.  This decrease is primarily attributable to a shift in Joe’s marketing spend to earlier in the year.

At Brick House, income from operations increased $0.3 million, or 27.5%, to $1.3 million in the current twenty-six week period from $1.0 million in the prior year twenty-four week period. As a percent of revenue, income from operations increased to 5.3% from 4.7%. This increase was primarily due to favorable sales leverage in restaurant labor partially offset by an increase in pre-opening costs in the current year.

Mac Grill delivered a loss from operations of $5.8 million, or (6.8%).

The remaining decrease in income (loss) from operations of $11.2 million was mainly due to corporate general and administrative expenses as discussed above.

Interest Expense, Net

Interest expense, net decreased by $2.6 million, or 55.2%, to $2.1 million during the twenty-six weeks ended July 1, 2013 from $4.8 million during the twenty-four weeks ended June 18, 2012 primarily due to a lower interest rate and lower average debt balances in the current year as a result of paying down debt with proceeds from our IPO in May 2012 and the October 2012 refinancing, and lower write-off of debt issuance costs.

Income Tax Expense

Income tax expense decreased by $3.1 million, or 148.1% to a $1.0 million benefit during the twenty-six weeks ended July 1, 2013 from a $2.1 million expense during the twenty-four weeks ended June 18, 2012. The effective income tax rate increased to 78.3% from 22.0% primarily due to the additive effect from the income tax benefit on a pre-tax loss combined with the benefit from the FICA tax credit.

Net Income (Loss)

As a result of the foregoing, net income decreased by $7.6 million, or 103.8%, to a $277 thousand net loss for the twenty-six weeks ended July 1, 2013 from a $7.4 million net income for the twenty-four weeks ended June 18, 2012.

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

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents, and our senior secured credit facility. Our primary requirements for liquidity and capital are new restaurant development, working capital and general corporate needs. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate, and will continue to operate with negative working capital. Our requirement for working capital is not significant since our restaurant guests pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, we are able to sell and collect payment for many of our inventory items before we have to pay our suppliers for such items. Our restaurants do not require significant inventories or receivables.

We believe that these sources of liquidity and capital will be sufficient to finance our continued operations and expansion plans for at least the next twelve months.

The following table shows summary cash flows information for the twenty-six weeks ended July 1, 2013 and twenty-four weeks ended June 18, 2012 (in thousands):

	Twenty-Six Weeks Ended	Twenty-Four Weeks Ended
	July 1, 2013	June 18, 2012

Net cash provided by (used in):
Operating activities	$17,147	$24,803
Investing activities	(80,797)	(22,116)
Financing activities	57,857	37,517
Net increase (decrease) in cash and cash equivalents	$(5,793)	$40,204

Operating Activities

Net cash provided by operating activities was $17.1 million for the twenty-six weeks ended July 1, 2013 and $24.8 million for the twenty-four weeks ended June 18, 2012. The $7.7 million decrease from the prior year period is due primarily to Mac Grill’s negative contribution to restaurant-level profit and higher general and administrative expenses to support the new Mac Grill restaurants and new restaurant development, offset by a reduction in the amount of interest paid.

Investing Activities

Net cash used in investing activities increased $58.7 million to $80.8 million for the twenty-six weeks ended July 1, 2013 compared to the net cash used in investing activities of $22.1 million for the twenty-four weeks ended June 18, 2012 mainly due to the acquisition of the Mac Grill business for $60.8 million. Capital expenditures for investments in new restaurant development and the replacement of restaurant equipment or facility improvement decreased to $19.6 million in the current year compared to $22.9 million in the prior year primarily due to the timing of new restaurant openings. We opened four new restaurants, converted two restaurants and remodeled one restaurant during the twenty-six weeks ended July 1, 2013 compared to opening seven new restaurants and converting one restaurant during the twenty-four weeks ended June 18, 2012. This was partially offset by proceeds from property insurance claims of $300 thousand in the current year compared to $1.1 million in the prior year.

We estimate our capital expenditures for fiscal year 2013 will be approximately $50.0 million to $55.0 million substantially related to new restaurant development including estimated construction-in-progress disbursements for fiscal year 2014 openings.

Financing Activities

Net cash provided by financing activities was $57.9 million for the twenty-six weeks ended July 1, 2013 compared to $37.5 million for the twenty-four weeks ended June 18, 2012. In the current year, financing activity cash flows represent payment of deferred financing costs of $2.2 million related to our New Credit Facility and total net borrowings on our New Credit Facility (as defined below) of $60.0 million which was used to finance the acquisition of Mac Grill, while the prior year activity includes net proceeds from our IPO of $81.1 million and total payments on long-term debt of $43.3 million.

Senior Secured Credit Facility

On October 29, 2012, we entered into a $100.0 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”), which included a letter of credit sub-facility of up to $10.0 million and a swing line sub-facility of up to $15.0 million, with a syndicate of commercial banks and other financial institutions.

The initial interest rate for borrowings under the facility was equal to, at our option, either (a) LIBOR plus a margin of 2.00%, or (b) the base rate (as defined in the agreement) plus a margin of 1.00%.  Thereafter, the applicable margins were subject to adjustment based on our leverage ratio as determined on a quarterly basis.  In addition, we were required to pay a commitment fee on the unused portion of the Revolving Credit Facility.  The commitment fee rate was 0.30% per annum, and was also subject to adjustment thereafter on a quarterly basis based on our leverage ratio.

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

Acquisition of Mac Grill and New Credit Facility

On April 9, 2013, we completed our acquisition of Mac Grill from the Sellers. The aggregate purchase price paid at closing was approximately $60.8 million consisting of $54.1 million paid directly to the Sellers and $6.7 million paid to other third parties related to outstanding indebtedness and transaction-related expenses of the Sellers. The final purchase price remains subject to additional working capital and post-closing adjustments. The acquisition includes 186 company-owned and twelve franchised restaurants across 36 states and Puerto Rico as well as twelve additional franchised units throughout nine foreign countries.

To finance the acquisition, on April 9, 2013, we entered into an amendment to our Revolving Credit Facility (“New Revolving Credit Facility”), of which $10.0 million was drawn at closing, and added a $50.0 million term loan facility (the “Term Loan” and together with the New Revolving Credit Facility, the “New Credit Facility”). The initial interest rate for borrowings under the New Credit Facility will be at LIBOR plus a margin of 3.5%, or the base rate (as defined in the agreement) plus a margin of 2.5%, as we may elect. Thereafter, the applicable margins are subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.25% to 4.25% on LIBOR-based loans, and from 0.25% to 3.25% on base rate-based loans. In addition, we are required to pay commitment fees on the unused portion of the New Revolving Credit Facility.  The commitment fee rate is 0.50% per annum, and is subject to adjustment thereafter on a quarterly basis based on our leverage ratio.  The principal amount of the Term Loan is payable in consecutive quarterly installments, commencing on

September 30, 2013, with the balance thereof payable in full on the fifth anniversary of the closing date.  Total payments due of $1.3 million, $3.1 million, $3.8 million, $4.4 million and $5.0 million are due during fiscal 2013, 2014, 2015, 2016 and 2017, respectively, with the balance of $32.4 due in 2018. The New Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on the fifth anniversary of the closing date.

The New Credit Facility is guaranteed by each of our subsidiaries and secured by substantially all of our present and future assets and a lien on the capital stock or other equity interests of our direct and indirect subsidiaries. The New Credit Facility contains financial covenants including a leverage ratio and a minimum fixed charge coverage ratio, as described in the agreement. The facility also contains other covenants which, among other things limit our ability to incur additional indebtedness, create liens on our assets, make certain investments or loans, merge or otherwise dispose of assets other than in the ordinary course of business, make acquisitions, and pay dividends or make other restricted payments. The New Credit Facility allows for (a) a maximum leverage ratio of (i) 5.50x through December 29, 2013, (ii) 5.25x from December 30, 2013 through June 29, 2014, (iii) 5.0x from June 30, 2014 through December 28, 2014 and (iv) 4.75x thereafter, and (b) a minimum fixed charge ratio of 1.35x through December 29, 2013 and 1.50x thereafter. We are in compliance with these financial covenants as of July 1, 2013.

The weighted average interest rate on the New Credit Facility at July 1, 2013 was 3.74%. As of July 1, 2013, we had outstanding letters of credit of approximately $5.6 million and available borrowing capacity of approximately $39.4 million under the New Revolving Credit Facility. Included in the current portion of debt obligations as of July 1, 2013 is a $10.0 million outstanding balance on the New Revolving Credit Facility, which we expect to pay within the next 12 months.

Off-Balance Sheet Arrangements

Except for restaurant operating leases, we have no material off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual obligations and commercial commitments as of July 1, 2013:

	Payments Due by Period in Years (a)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$105,000	$1,250	$16,875	$9,375	$77,500
Operating leases	556,444	27,444	110,867	95,830	322,303
Interest payments (b)	16,220	1,985	7,089	6,356	790
Uncertain tax positions (c)	—	—	—	—	—
Total	$677,664	$30,679	$134,831	$111,561	$400,593

(a)         Payments due in less than one year refer to payments due for the remainder of fiscal year 2013 from July 1, 2013; payments due in one to three years refer to payments due in fiscal years 2014 and 2015; payments due in three to five years refer to payments due in fiscal years 2016 and 2017; and payments due in more than five years refer to payments due in fiscal year 2018 and beyond.

(b)         Interest payments for our New Revolving Credit Facility and Term Loan are calculated using an interest rate of 3.75% per annum, the prevailing interest rate and applicable margin as of July 1, 2013.

(c)          We have $1.2 million of uncertain tax positions, including interest and penalties, recorded in other long-term liabilities or as a reduction to net operating loss carryforwards. It is not reasonably possible to predict at this time when (or if) any of these assessments will be settled.

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

Adjusted net income

We calculate adjusted net income by eliminating from net income the impact of items we do not consider indicative of our ongoing operations. Specifically, we believe that this non-GAAP measure provides greater comparability and enhanced visibility into our results of operations, excluding the impact of special charges and certain other expenses. Adjusted net income represents net income (loss) less items such as (a) transaction costs related to our acquisition of Romano’s Macaroni Grill, (b) transaction costs related to our IPO, (c) costs related to the preparation and filing of a registration statement for a proposed secondary offering of our common stock, (d) costs related to the refinancing of our credit facility, (e) non-recurring recruiting and training expenses related to increased restaurant-level staffing at our Macaroni Grill restaurants, (f) gain on insurance settlements, and (g) the income tax effect of the above described adjustments. We believe this measure provides additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of these adjusted measure should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to these adjustments.

A reconciliation of net income (loss) to adjusted net income is as follows (in thousands):

	Thirteen Weeks Ended	Twelve Weeks	Twenty-Six Weeks Ended	Twenty-Four
	July 1, 2013	Ended June 18, 2012	July 1, 2013	Weeks Ended June 18, 2012
Net income (loss)	$(2,462)	$5,486	$(277)	$7,371
Adjustments:
Acquisition-related expenses	4,185	—	5,203	—
IPO-related expenses	—	1,824	—	1,864
Proposed secondary offering expenses	300	—	300
Write-off of debt issuance costs	483	1,054	483	1,054
Non-recurring recruitment and training expenses	327	—	327	—
Gain on insurance settlements	—	(217)	(300)	(217)
Income tax effect of adjustments above	(1,860)	(1,045)	(2,037)	(1,061)
Adjusted net income	$973	$7,102	$3,699	$9,011

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

During the thirteen and twenty-six weeks ended July 1, 2013, there were no significant changes in our accounting policies or estimates, except as described in Note 2 of our condensed consolidated financial statements (unaudited) contained in this Form 10-Q.

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

Forward-Looking Statements

This quarterly report on Form 10-Q includes and incorporates by reference “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that the forward looking information presented in this quarterly report is not a guarantee of future events, and that actual events and results may differ materially from those made in or suggested by the forward looking information contained in this quarterly report. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “comfortable with,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Examples of forward-looking statements in this quarterly report include the effectiveness of investments and new measures in our accounting and finance function to improve our internal controls over financial reporting. A number of important factors could cause actual events and results to differ materially from those contained in or implied by the forward-looking statements, including the risk factors discussed in Item 1A of this Form 10-Q and our Annual Report on Form 10-K, filed on March 20, 2013 with the. Any forward-looking information presented herein is made only as of the date of this quarterly report, and we do not undertake any obligation to update or revise any forward-looking information to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

Many of the food products we purchase are affected by commodity pricing that is subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and are generally unpredictable. For the twenty-six weeks ended July 1, 2013, crab, lobster and shrimp accounted for approximately 35% of total food purchases.  Crab and lobster are wild caught and sourced from government regulated and sustainable fisheries. Other categories affected by the commodities markets, such as seafood, beef and fish, may each account for approximately 8% to 10% of our food purchases. While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities we require, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods. Our purchasing department negotiates prices and quantities for all of our ingredients through either cancellable contracts (with varying length terms), spot market purchases or commodity pricing formulas. Changes in commodity prices would generally affect us and our competitors similarly, depending on the terms and duration of supply contracts. We also enter into fixed price supply contracts for certain products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can have an adverse effect on margins.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, which bear interest at variable rates. As of July 1, 2013, we had $105.0 million outstanding under our senior secured credit facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. We do not currently have any such derivative financial instruments in place. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A 1%-point change in the interest rate on the outstanding balance of our variable rate debt would result in a $1.1 million change in our annual results of operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended July 1, 2013, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In the evaluation, the Company considered the restatement of its previously issued financial statements. Based on that evaluation and the material weaknesses described below, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were ineffective as of July 1, 2013.

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

•                  The Company hired a new Controller.  The Controller has extensive experience in accounting leadership including more than 10 years in public accounting, specifically focused on audits and financial reporting of publicly traded companies.

•                  The Company promoted the Senior Accountant to the Accounting Manager due to her extensive knowledge of accounting and of Ignite.

•                  The Company hired three Accounting Supervisors all of whom have extensive experience in accounting. In addition, two of the Accounting Supervisors are Certified Public Accountants, and one has extensive experience in SEC reporting.

•                  Establishment of an internal audit function.

•                  The Company hired a Senior Internal Auditor and an Internal Auditor to assist the Director of Internal Audit with ensuring the Company has a robust control environment and internal controls over financial reporting.

•                  The Internal Audit Department continued implementation of the Company’s Sarbanes-Oxley compliance program, including documenting the existing business processes, identifying and remediating the gaps in the existing system of internal control, recommending improvements to the business processes, and testing the operating effectiveness of the internal controls.

•                  Lease accounting enhancements.

•                  The Company licensed a new lease management software tool to help the Company ensure that leases are properly recorded, including incorporating changes to U.S. GAAP, and has begun using the lease management software tool.

Although the Company has designed and implemented certain new internal controls in an effort to remediate the material weaknesses, management continues to conclude that the material weaknesses in internal control were not remediated as of July 1, 2013. Management believes that significant improvements to the processes and controls have been achieved during 2012 and 2013, but these processes were not sufficiently mature to remediate the material weaknesses as of July 1, 2013.

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

Notwithstanding the above material weaknesses, management has concluded that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, the unaudited financial statements for the quarter ended July 1, 2013 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.

Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Furthermore, the Company has not completed the formal evaluation of its internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. The Company’s first Section 404 report will be prepared in connection with the Company’s Annual Report on Form 10-K for the fiscal year ending December 30, 2013. We cannot assure you that we will not uncover additional material weaknesses as of December 30, 2013 following this review. Also, until fully remediated, the control deficiencies outlined above could result in a material misstatement to our future annual or interim financial statements that would not be prevented or detected. In addition, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we continue to take advantage of the exemptions contained in the JOBS Act. We will remain an “emerging growth company” until the earliest of (i) the last day of our fiscal year following the fifth anniversary of our IPO; (ii) the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we have (1) an aggregate worldwide market value of common equity securities held by non-affiliates of $700.0 million or more as of the last business day of our most recently completed second fiscal quarter, (2) been required to file annual, quarterly and current reports under the Exchange Act for a period of at least 12 calendar months, and (3) filed at least one annual report pursuant to the Exchange Act. As a result, we may qualify as an “emerging growth company” until as late as May 10, 2017. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Changes in Internal Control over Financial Reporting

Other than as described above, no changes in our internal control over financial reporting occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                     Legal Proceedings.

Disclosure regarding legal proceedings can be found in Note 8 of our condensed consolidated financial statements (unaudited) contained in this Form 10-Q.

Item 1A.            Risk Factors.

Other than as set forth below, there were no material changes in our Risk Factors as previously disclosed in Item 1A of the our Annual Report on Form 10-K for the year ended December 31, 2012.

We may be unsuccessful integrating the Macaroni Grill business with our existing businesses and such process may be costly and time consuming, and we may not realize anticipated synergies and cost savings.

On April 9, 2013, we closed the acquisition of Romano’s Macaroni Grill. The acquisition and integration of Macaroni Grill involves a number of risks. The core risks relate to the valuation of the Macaroni Grill business and managing the complex process of integrating Macaroni Grill’s restaurants, people, brand, technology and other assets so as to realize our projected value of Macaroni Grill and the synergies and cost savings anticipated by us to be realized in connection with the acquisition. The integration process may be costly and time consuming. The process of integrating the operations of Macaroni Grill could cause an interruption of, or loss of momentum in, the activities of our other restaurant brands and the possible loss of key personnel. Other risks include the potential inaccurate assessment of disclosed liabilities, potential inconsistencies in standards, controls, procedures and policies, including internal control and regulatory requirements under the Sarbanes-Oxley Act of 2002, and personnel turnover.

In addition, the diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of Macaroni Grill’s operations with ours could have an adverse effect on our financial position and results of operations.

Macaroni Grill has experienced significant declines in total revenues in the last several years and we may not be able to reverse these trends or realize the anticipated benefits of the acquisition for the Company.

Macaroni Grill’s revenues have steadily declined in the last several years, including a decline of approximately 26% over its last three fiscal years, from $524.4 million in fiscal 2010, to $437.7 million in fiscal 2011 and to $395.4 million in fiscal 2012.  Since our acquisition, the comparable restaurant sales of Macaroni Grill have continued to decline, with a 7.4% decrease in comparable restaurant sales when comparing the twenty-six weeks ended July 1, 2013 to the comparable period in 2012.

While we are implementing a number of measures to transform the Macaroni Grill brand, there can be no assurance that these measures will be successful. One of these measures, for example, is that we expect to introduce a revamped menu in our Macaroni Grill restaurants in August 2013 and are currently reintroducing many of the original brand elements of Macaroni Grill. These measures or any other changes we implement may not increase guest traffic at or improve the performance of our Macaroni Grill restaurants. Accordingly, it is possible that the trend of declining revenues experienced in prior years will continue. In addition, this transformation may also result in unexpected expenses and losses or divert significant financial resources that would otherwise be available for ongoing development of existing brands.

Furthermore, at the time of the acquisition, we made certain assumptions as to how we would increase the revenues generated by Macaroni Grill restaurants and as a result, the cash flows of the Company. Our actual results could differ materially from those derived from such assumptions. If we are unable to improve the performance of our Macaroni Grill restaurants, the financial position and operating results of the Company may be adversely impacted and we will not realize the anticipated benefits of the acquisition. Even if our transformation efforts are successful, it may take a significant period of time for these efforts to result in increased revenues or comparable store sales growth for Macaroni Grill or for us to realize the anticipated benefits of the acquisition.

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

10.1*	Amendment No. 1 to Ignite Restaurant Group, Inc. 2012 Omnibus Incentive Plan.
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

*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGNITE RESTAURANT GROUP, INC.

August 9, 2013	By:	/s/ Michael J. Dixon
		Name:	Michael J. Dixon
		Title:	President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)