Form 10-Q
period 2013-09-30
Ignite Restaurant Group, Inc.
filed 2013-11-05
CIK 1526796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of November 4, 2013 was 25,650,699.

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	3
	Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 30, 2013 (unaudited) and twelve and thirty-six weeks ended September 10, 2012 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 30, 2013 (unaudited) and thirty-six weeks ended September 10, 2012 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

SIGNATURES		32

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,119	$6,929
Accounts receivable, net	15,476	6,285
Inventories	9,770	4,841
Other current assets	16,157	6,240
Total current assets	42,522	24,295

Property and equipment, net	247,393	165,746
Intangible assets	30,524	4,264
Goodwill	6,536	—
Other assets	12,119	7,133
Total assets	$339,094	$201,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$33,407	$14,083
Accrued liabilities	47,806	23,068
Current portion of debt obligations	2,812	—
Total current liabilities	84,025	37,151

Long-term debt obligations	123,963	45,000
Deferred rent	15,612	11,744
Other long-term liabilities	10,191	1,326
Total liabilities	233,791	95,221

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.01 par value per share, 100,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000 shares authorized; 25,651 and 25,633 shares issued and outstanding, respectively	256	256
Additional paid-in capital	87,028	85,728
Accumulated earnings	18,019	20,233
Total stockholders’ equity	105,303	106,217
Total liabilities and stockholders’ equity	$339,094	$201,438

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

(Unaudited)

	Thirteen Weeks Ended	Twelve Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Six Weeks Ended
	September 30, 2013	September 10, 2012	September 30, 2013	September 10, 2012

Revenues	$227,626	$129,137	$573,998	$352,453
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	69,191	40,363	172,277	110,450
Labor expenses	69,925	33,411	173,297	93,428
Occupancy expenses	19,995	8,196	47,445	23,445
Other operating expenses	47,992	21,996	117,835	60,219
General and administrative	13,825	7,374	40,727	21,641
Depreciation and amortization	7,506	4,404	19,675	12,553
Pre-opening costs	1,480	551	4,048	3,509
Restaurant impairments and closures	220	27	251	133
Loss on disposal of property and equipment	1,165	180	1,557	440
Total costs and expenses	231,299	116,502	577,112	325,818
Income (loss) from operations	(3,673)	12,635	(3,114)	26,635
Interest expense, net	(1,335)	(1,229)	(3,471)	(5,994)
Gain on insurance settlements	300	—	600	217
Income (loss) before income taxes	(4,708)	11,406	(5,985)	20,858
Income tax expense (benefit)	(2,771)	2,481	(3,771)	4,562
Net income (loss)	$(1,937)	$8,925	$(2,214)	$16,296

Basic and diluted net income (loss) per share data:
Net income (loss) per share
Basic and diluted	$(0.08)	$0.35	$(0.09)	$0.73
Weighted average shares outstanding
Basic	25,632	25,624	25,627	22,312
Diluted	25,632	25,627	25,627	22,313

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended	Thirty-Six Weeks Ended
	September 30, 2013	September 10, 2012

Cash flows from operating activities
Net income (loss)	$(2,214)	$16,296
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,675	12,553
Amortization of debt issuance costs	884	1,668
Stock-based compensation	1,278	431
Deferred income tax	(4,032)	376
Gain on insurance related to property and equipment	(600)	—
Non-cash loss on disposal of property and equipment	1,360	414
Decrease (increase) in operating assets, net of acquisition:
Accounts receivable	(418)	619
Inventory	(1,139)	(1,465)
Other operating assets	(3,319)	2,791
Increase (decrease) in operating liabilities, net of acquisition:
Accounts payable and accrued liabilities	(1,593)	6,246
Other operating liabilities	3,931	2,182
Net cash provided by operating activities	13,813	42,111

Cash flows from investing activities
Acquisition of Romano’s Macaroni Grill	(60,415)	—
Purchases of property and equipment	(38,252)	(34,817)
Proceeds from property insurance claims	300	1,124
Proceeds from disposal of property and equipment	57	9
Purchases of liquor licenses	(944)	(424)
Net cash used in investing activities	(99,254)	(34,108)

Cash flows from financing activities
Initial public offering	—	81,124
Borrowings on revolving credit facility	61,200	5,500
Payments on revolving credit facility	(28,800)	(5,500)
Proceeds from long-term debt	50,000	—
Payments on long-term debt	(625)	(43,250)
Payments on capital leases	—	(7)
Debt issuance costs paid	(2,166)	(302)
Capital contribution	23	—
Taxes paid related to net share settlement of equity awards	(1)	(48)
Net cash provided by financing activities	79,631	37,517
Net increase (decrease) in cash and cash equivalents	(5,810)	45,520
Cash and cash equivalents at beginning of period	6,929	3,725
Cash and cash equivalents at end of period	$1,119	$49,245

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

As of September 30, 2013, Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) owned and operated three full service, casual dining restaurant brands under the names Joe’s Crab Shack, Brick House Tavern + Tap and Romano’s Macaroni Grill. As of September 30, 2013, we owned and operated 136 Joe’s Crab Shack restaurants, 16 Brick House Tavern + Tap restaurants and 182 Romano’s Macaroni Grill restaurants in 36 states within the United States, and franchised 24 Romano’s Macaroni Grill restaurants within the United States and foreign countries.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ignite and its wholly-owned subsidiaries as of September 30, 2013, including the unaudited results of operations of Mac Grill for the period from April 9, 2013 (the date of acquisition) to September 30, 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

We reclassified certain items in the prior period financial statements to conform to the current period financial statement presentation. The reclassifications had no effect on our previously reported financial position, results of operations or cash flows.

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

In addition, Mac Grill historically used four equal 13-week quarterly reporting periods. We believe that the Mac Grill quarterly reporting periods are more appropriate for the post-acquisition consolidated entity.  The financial results for the three and nine months ended September 10, 2012 are reflected on a 12-week quarter basis because it was impracticable to recast on a 13-week quarter basis. The only financial information that we were able to recast on a 13-week basis was revenues. If we used our revised quarterly reporting period in the prior year, revenues would have been $130.2 million and $376.2 million during the thirteen weeks and thirty-nine weeks ended October 1, 2012, respectively.

Note 3 — Acquisition

On April 9, 2013, we completed our acquisition of Mac Grill from Golden Gate Capital, management and other investors (collectively, the “Sellers”).  The acquisition includes 186 company-owned and twelve franchised restaurants across 36 states and Puerto Rico as well as twelve additional franchised units throughout nine foreign countries.  This acquisition expands our presence in the polished casual restaurant space.  We believe Mac Grill is an exceptional brand, with a high quality real estate portfolio which provides us with growth and asset optimization opportunities.  The aggregate acquisition price paid at closing, net of cash acquired, was approximately $60.4 million, consisting of $53.7 million paid directly to the Sellers and $6.7 million paid to other third parties related to outstanding indebtedness and transaction-related expenses of the Sellers.  In October 2013, we agreed with the Sellers on the final working capital adjustment as outlined in the purchase agreement.  The Sellers paid us $4.1 million in cash and agreed to pay us up to an additional $1.1 million from income tax refunds being claimed related to pre-acquisition tax periods.  The $5.2 million was recorded as an increase to Accounts receivable, net and a reduction to Goodwill in the condensed consolidated balance sheet as of September 30, 2013.

We recognized the assets and liabilities of Mac Grill based on our estimates of their acquisition date fair values. Based on the final allocation of the acquisition price, the amount of goodwill is estimated to be $6.5 million. Goodwill represents the excess of the acquisition price over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill will not be amortized, but will be tested at least annually for impairment. Approximately $1.1 million of the recognized goodwill will be deductible for tax purposes. The following is our allocation of the acquisition price (in thousands):

April 9, 2013

Purchase price allocation:
Current assets, excluding deferred tax assets and cash acquired	$12,036
Current deferred tax assets	879
Property and equipment	60,613
Identifiable intangible assets	25,917
Favorable lease interests	6,513
Other assets	295
Total assets acquired	106,253

Accounts payable and accrued liabilities	(41,544)
Unfavorable lease liability	(9,112)
Noncurrent deferred tax liabilities	(6,515)
Other liabilities	(428)
Total liabilities assumed	(57,599)
Total net asset acquired	48,654
Goodwill	6,536
Total acquisition price	$55,190

The allocation to acquired identifiable intangible assets is as follows (in thousands):

Definite lived:
Franchise agreements	$8,600
Indefinite lived:
Trademarks	10,400
Liquor licenses	6,917
$25,917

The trademarks and liquor licenses will not be amortized, but will be tested at least annually for impairment. The franchise agreements will be amortized on a straight-line basis over a weighted average amortization period of 16 years.

In connection with the Acquisition, we incurred acquisition-related expenses of $8.2 million, of which $2.2 million was capitalized as debt issuance costs (see Note 5). We expensed $6.0 million of acquisition-related costs during the thirty-nine weeks ended September 30, 2013, of which $832 thousand was expensed in the thirteen weeks ended September 30, 2013. The expensed portion is included in general and administrative expenses in our condensed consolidated statements of operations.

Since the acquisition date, Mac Grill generated revenues of $87.4 million and $173.4 million and a loss from operations of $10.3 million and $16.0 million that are included in our condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended September 30, 2013, respectively. The loss from operations does not include acquisition-related expenses of $832 thousand and $6.0 million for the thirteen and thirty-nine weeks ended September 30, 2013, the incremental interest expense from the borrowings used to finance the Acquisition, or any incremental general and administrative expenses incurred for corporate shared services that support the business.

The following table presents the unaudited pro forma combined results of operations of Ignite and Mac Grill as though the Acquisition occurred at the beginning of fiscal year 2012 (in thousands, except per share amounts):

	Thirteen Weeks Ended	Twelve Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Six Weeks Ended
	September 30, 2013	September 10, 2012	September 30, 2013	September 10, 2012
Pro forma revenues	$227,626	$216,248	$687,052	$643,697
Pro forma net income (loss)	$(1,430)	$26	$(1,665)	$267
Pro forma net income (loss) per share - basic and diluted	$(0.06)	$0.00	$(0.06)	$0.01

Weighted average shares outstanding
Basic	25,632	25,624	25,627	22,312
Diluted	25,632	25,627	25,627	22,313

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Acquisition had taken place at the beginning of fiscal year 2012. The unaudited pro forma financial information reflects all material, nonrecurring adjustments directly attributable to the Acquisition, including acquisition-related expenses, interest expense, and any related tax effects. The pro forma adjustments reflect acquisition-related expenses incurred by us and Mac Grill of $832 thousand and $0, respectively, for the thirteen weeks ended September 30, 2013, and $6.0 million and $2.4 million, respectively, for the thirty-nine weeks ended September 30, 2013 as if they were incurred as of the first day of fiscal year 2012. The unaudited pro forma financial information also includes material, nonrecurring adjustments related to changes in recognized expenses caused by the fair value of assets acquired and liabilities assumed, such as changes in depreciation and amortization, rent expense, and any related tax effects. Pro forma net income (loss) and pro forma net income (loss) per share include nonrecurring management fees paid by Ignite and advisory fees paid by Mac Grill amounting to $0 and $358 thousand during the thirteen and thirty-nine weeks ended September 30, 2013, respectively, and $0.3 million and $1.5 million during the twelve and thirty-six weeks ended September 10, 2012, respectively. The management fees terminated in connection with our initial public offering (“IPO”) in May 2012, and the advisory fees terminated in connection with the Acquisition. Pro forma net income and pro forma net income per share for the thirty-six weeks ended September 10, 2012 also includes other nonrecurring expenses of $1.9 million for IPO-related expenses, $1.1 million debt issuance cost write-off and $1.0 million of professional fees and associated expenses in conjunction with the restatement of our financial statements.

The weighted average shares outstanding for the respective periods reflect the impact of the 6.4 million shares of our common stock issued during our IPO in May 2012.

Note 4 — Selected Balance Sheet Accounts

The components of other current assets are as follows (in thousands):

	September 30, 2013	December 31, 2012
Prepaid rent	$4,767	$1,630
Prepaid taxes	3,567	1,036
Prepaid insurance	2,248	424
Current deferred tax assets	2,606	1,615
Other	2,969	1,535
	$16,157	$6,240

The components of intangible assets are as follows (in thousands):

	September 30, 2013	December 31, 2012
Trademarks, net	$11,823	$1,755
Liquor licenses	10,370	2,509
Franchise agreements, net	8,331	—
	$30,524	$4,264

The components of accrued liabilities are as follows (in thousands):

	September 30, 2013	December 31, 2012
Payroll and related costs	$14,115	$7,910
Insurance	6,775	2,732
Deferred gift card revenue	6,052	2,691
Sales and alcohol taxes	4,342	1,901
Property taxes	5,403	2,444
Professional fees	3,073	2,079
Utilities	3,166	1,068
Other	4,880	2,243
	$47,806	$23,068

Note 5 — Debt Obligations

Debt obligations consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Revolving credit facility, expiring October 2017	$—	$45,000
New revolving credit facility, expiring April 2018	77,400	—
$50.0 million term loan, due April 2018	49,375	—
Total debt	126,775	45,000
Less current portion	2,812	—
Long-term debt obligations	$123,963	$45,000

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

To finance the Acquisition, on April 9, 2013, we amended our Revolving Credit Facility (“New Revolving Credit Facility”), of which $10.0 million was drawn at closing, and added a $50.0 million term loan facility (the “Term Loan” and together with the New Revolving Credit Facility, the “New Credit Facility”). The initial interest rate for borrowings under the New Credit Facility was at LIBOR plus a margin of 3.5%, or the base rate (as defined in the agreement) plus a margin of 2.5%, as we elected. Thereafter, the applicable margins were subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.25% to 4.25% on LIBOR-based loans, and from 0.25% to 3.25% on base rate-based loans. In addition, we are required to pay commitment fees on the unused portion of the New Revolving Credit Facility.  The commitment fee rate is 0.50% per annum, and is subject to adjustment thereafter on a quarterly basis based on our leverage ratio.

On October 25, 2013 (the “Closing Date”), we entered into a First Amendment (the “Amendment”) to our New Credit Facility.  The initial interest rate for borrowings under the amendment will be at LIBOR plus a margin of 4.5% or the base rate (as defined in the agreement) plus a margin of 3.5%, as we may elect. Thereafter, the applicable margins are subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.75% to 4.5% on LIBOR-based loans, and from 0.75% to 3.5% on base rated-based loans.

The principal amount of the Term Loan is payable in consecutive quarterly installments, commencing on September 30, 2013, with the balance thereof payable in full on the fifth anniversary of the closing date.  Total payments of $1.3 million, $3.1 million, $3.8 million, $4.4 million and $5.0 million are due during fiscal 2013, 2014, 2015, 2016 and 2017, respectively, with the balance of $32.4 million due in 2018. The New Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on the fifth anniversary of the closing date. We wrote off $0.5 million of debt issuance costs in connection with our amendment to our Revolving Credit Facility in April 2013. Additionally, the remaining $1.5 million of unamortized debt issuance costs relating to our Revolving Credit Facility were included as a component of other assets and are being amortized over the term of the amended facility.

The New Credit Facility, as amended, is guaranteed by each of our subsidiaries and secured by substantially all of our present and future assets and a lien on the capital stock or other equity interests of our direct and indirect subsidiaries. The New Credit Facility, as amended, contains financial covenants including a leverage ratio and a minimum fixed charge coverage ratio, as described in the agreement. The facility also contains other covenants which, among other things limit our ability to incur additional indebtedness, create liens on our assets, make certain investments or loans, merge or otherwise dispose of assets other than in the ordinary course of business, make acquisitions, and pay dividends or make other restricted payments.  Prior to the Amendment, the New Credit Facility allowed for (a) a maximum leverage ratio of (i) 5.50x through December 29, 2013, (ii) 5.25x from December 30, 2013 through June 29, 2014, (iii) 5.0x from June 30, 2014 through December 28, 2014 and (iv) 4.75x thereafter, and (b) a minimum fixed charge ratio of 1.35x through December 29, 2013 and 1.50x thereafter.

The Amendment modified the financial covenants such that (a) the our leverage ratio may not exceed (i) 6.25x through June 29,2014, (ii) 6.00x on June 30, 2014 through March 29, 2015, (iii) 5.75x on March 30, 2015 through September 27, 2015, (iv) 5.50x on September 28, 2015 through March 27, 2016, (v) 5.25x on March 28, 2016 through June 26, 2016, (vi) 5.00x on June 27, 2016 through September 25, 2016, and (vii) 4.75x on September 26, 2016 and thereafter, and (b) the our fixed charge coverage ratio may not be less than (i) 1.25x through September 28, 2014, (ii) 1.30x on September 29, 2014 through March 29, 2015, (iii) 1.35x on March 30, 2015 through September 27, 2015, (iv) 1.40x on September 28, 2015 through March 27, 2016, (v) 1.45x on March 28, 2016 through September 25, 2016, and (vi) 1.50x on September 26, 2016 and thereafter. We were in compliance with these financial covenants as of September 30, 2013. The Amendment also modified certain definitions, mandatory payment provisions and financial covenants, including the maximum leverage ratios applicable to our real property lease obligation covenant and certain definitions and covenants with respect to the treatment of acquisitions.

The weighted average interest rate on the New Credit Facility at September 30, 2013 was 3.99%. As of September 30, 2013, we had outstanding letters of credit of approximately $5.0 million and available borrowing capacity of approximately $17.6 million under the New Revolving Credit Facility.

The carrying value of our long-term debt approximates fair value. The estimate of the fair value of our debt is based on observable market information from a third party pricing source, which is classified as a level 2 input within the fair value hierarchy.

In connection with the Amendment, we prepaid $2.0 million of the Term Loan with a borrowing under the Revolving Credit Facility.  This prepayment will reduce all remaining term loan principal payments on a pro-rata basis.

Note 6 — Stock-Based Compensation

During the thirty-nine weeks ended September 30, 2013, the board of directors granted 791 thousand stock appreciation rights (“SARs”) and 18 thousand shares of restricted stock, with a weighted average grant date fair value of $8.24 and $16.87 per share, respectively. As of September 30, 2013, we had unrecognized stock-based compensation expense of approximately $6.7 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 3.4 years.

The following table provides the significant weighted average assumptions used to determine the fair value of SARs on the grant date using the Black-Scholes option-pricing model for awards granted during the thirty-nine weeks ended September 30, 2013 and the thirty-six weeks ended September 10, 2012:

	Thirty-Nine Weeks Ended September 30, 2013	Thirty-Six Weeks Ended September 10, 2012
Expected term	6.25 years	6.32 years
Expected volatility	46.0%	48.2%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.2% - 2.2%	0.8% - 1.1%

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

	Thirteen Weeks Ended	Twelve Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Six Weeks Ended
	September 30, 2013	September 10, 2012	September 30, 2013	September 10, 2012

Numerator:
Net income (loss)	$(1,937)	$8,925	$(2,214)	$16,296

Denominator:
Basic weighted average shares outstanding	25,632	25,624	25,627	22,312
Effect of dilutive securities	—	3	—	1
Diluted weighted average shares outstanding	25,632	25,627	25,627	22,313

For the thirteen and thirty-nine weeks ended September 30, 2013, we excluded 15 thousand shares of restricted stock and 1.2 million SARs from the calculation of diluted net income (loss) per share because the effect was anti-dilutive due to the net loss for the respective periods. For the twelve and thirty-six weeks ended September 10, 2012, we excluded 501,500 SARs from the calculation of diluted net income (loss) per share because their effect was anti-dilutive.

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

Note 9 — Income Taxes

Our effective tax rate is generally the combined federal and state statutory rate reduced by the effect of tax credits primarily due to the tax benefit of FICA tax credits for employee reported tip income. The effective tax rate for the thirteen and thirty-nine weeks ended September 30, 2013 was 58.9% and 63.0%, respectively. The effective tax rate for the twelve and thirty-six weeks ended September 10, 2012 was 21.8% and 21.9%, respectively. The increase in the effective tax rate is primarily due to the change in FICA tax credits added to the tax benefit on pre-tax losses for the current periods.

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Thirteen Weeks Ended	Twelve Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Six Weeks Ended
	September 30, 2013	September 10, 2012	September 30, 2013	September 10, 2012
Revenues
Joe’s Crab Shack	$128,037	$118,748	$364,195	$320,508
Brick House Tavern + Tap	12,194	10,389	36,378	31,945
Romano’s Macaroni Grill	87,395	—	173,425	—
	$227,626	$129,137	$573,998	$352,453

Income (loss) from operations
Joe’s Crab Shack	$17,051	$18,394	$45,022	$43,055
Brick House Tavern + Tap	(234)	278	1,054	1,288
Romano’s Macaroni Grill	(10,150)	—	(15,975)	—
Corporate	(10,340)	(6,037)	(33,215)	(17,708)
	$(3,673)	$12,635	$(3,114)	$26,635

Capital expenditures
Joe’s Crab Shack	$14,679	$11,734	$31,770	$33,932
Brick House Tavern + Tap	2,889	65	4,602	408
Romano’s Macaroni Grill	776	—	900	—
Corporate	349	130	980	477
	$18,693	$11,929	$38,252	$34,817

	September 30, 2013	December 31, 2012
Property and equipment, net
Joe’s Crab Shack	$153,066	$134,159
Brick House Tavern + Tap	35,016	30,178
Romano’s Macaroni Grill	56,145	—
Corporate	3,166	1,409
	$247,393	$165,746

Goodwill and other intangible assets
Joe’s Crab Shack	$4,229	$3,776
Brick House Tavern + Tap	631	470
Romano’s Macaroni Grill	32,184	—
Corporate	16	18
	$37,060	$4,264

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

Our fiscal year ends on the Monday nearest to December 31 of each year. Fiscal years 2013 and 2012 are 52-week years. Prior to fiscal year 2013, the first three quarters of our fiscal year consisted of 12 weeks and our fourth quarter consisted of 16 weeks for 52-week fiscal years and 17 weeks for 53-week fiscal years. Commencing in fiscal year 2013, we changed our quarterly accounting periods to be comprised of 13 weeks, except for 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks. The financial results for the twelve and thirty-nine weeks ended September 30, 2012 are reflected on a 12-week period basis because it was impracticable to recast on a 13-week period basis.

Overview

As of September 30, 2013, Ignite Restaurant Group, Inc. operated three restaurant brands in the polished casual dining segment, Joe’s Crab Shack (“Joe’s”), Brick House Tavern + Tap (“Brick House”) and Romano’s Macaroni Grill (“Mac Grill”). Each of our restaurant brands offers a variety of high-quality food in a distinctive, casual, high-energy atmosphere. Joe’s Crab Shack, Brick House Tavern + Tap and Romano’s Macaroni Grill operate in a diverse set of markets across the United States and internationally. As of September 30, 2013, we owned and operated 136 Joe’s Crab Shack restaurants, 16 Brick House restaurants and 182 Romano’s Macaroni Grill restaurants in 36 states, and franchised 24 Romano’s Macaroni Grill restaurants within the United States and foreign countries.

Joe’s Crab Shack is an established, national chain of casual dining seafood restaurants. Joe’s serves a variety of high-quality seafood items, with an emphasis on crab. Joe’s is a high-energy, family-friendly restaurant that encourages guests to “roll up your sleeves and crack into some crab.” Brick House Tavern + Tap is a casual restaurant brand that provides guests an elevated experience appropriate for every day usage. Romano’s Macaroni Grill, a pioneer in the polished casual dining segment, offers guests a blend of authentic Italian food with innovative Italian preparation.

During the thirteen weeks ended September 30, 2013, we opened four Joe’s Crab Shack restaurants, and closed two Joe’s (one to be converted to Brick House Tavern + Tap) and four Romano’s Macaroni Grill restaurants (two to be converted to Brick House Tavern + Tap). Subsequent to the end of the current quarter, we opened two conversions to a Brick House Tavern + Tap (one converted from a Joe’s Crab Shack and one converted from a Mac Grill) restaurant and closed three Romano’s Macaroni Grill restaurants.

On April 9, 2013, we completed our acquisition of Mac Grill from the Sellers. The acquisition included 186 company-owned and twelve franchised restaurants across 36 states and Puerto Rico as well as twelve additional franchised units throughout nine foreign countries. The aggregate acquisition price paid at closing, net of cash acquired, was approximately $60.4 million, consisting of $53.7 million paid directly to the Sellers and $6.7 million paid to other third parties related to outstanding indebtedness and transaction-related expenses of the Sellers. In October 2013, we agreed with the Sellers on the final working capital adjustment as outlined in the purchase agreement.  The Sellers paid us $4.1 million in cash and agreed to pay us up to an additional $1.1 million from income tax refunds being claimed related to pre-acquisition tax periods.  The $5.2 million was recorded as an increase to Accounts receivable, net and a reduction to Goodwill in the condensed consolidated balance sheet as of September 30, 2013

We incurred approximately $8.2 million in acquisition-related costs. Approximately $2.2 million of these costs, related to debt issuance cost, was capitalized. The remaining acquisition-related costs, primarily related to legal, accounting and severance, were expensed as incurred. We expensed $6.0 million of acquisition-related costs during the thirty-nine weeks ended September 30, 2013, of which $832 thousand was expensed in the thirteen weeks ended September 30, 2013. We do not expect to incur additional acquisition-related expenses for the remainder of the year.

Outlook

Our near term business strategy focuses on two primary elements: reviving the Mac Grill brand and continuing the growth of our legacy brands through new unit development.

Since the acquisition of Mac Grill in April 2013, we have implemented a comprehensive marketing program that includes national cable television advertising, social media communications and an updated and enhanced menu. In addition, we increased restaurant-level staffing in order to deliver our expected level of guest services and to help increase revenues. While the Mac Grill business has generated negative cash flows since the Acquisition, we believe these investments, along with continued marketing strategy and menu development evolution, will allow us to improve the operations of the Mac Grill brand and make it a positive contributor to our financial results.  However, there can be no assurance that the actual results will not differ materially from the outlook and assumptions set forth above.

As of November 5, 2013, we have opened 12 restaurants in fiscal year 2013 comprised of eight Joe’s Crab Shacks, one Joe’s Crab Shack converted from a Brick House, two Brick House restaurants converted from  Joe’s Crab Shacks and one Brick House restaurant converted from a Mac Grill. For the remainder of the fiscal year, we expect to open as many as two more restaurants, one of which will be a new Brick House restaurant and one Mac Grill restaurant that will be converted to a Brick House.

Results of Operations

With the change in our fiscal quarters, as noted above, the third quarter of 2013 represents 13 weeks of activity and the third quarter of 2012 represents only 12 weeks of activity.  As such, the two quarters are not comparable. We did not believe it was practicable to recast the prior year quarter to 13 weeks. The only financial information that we were able to recast on a 13-week basis was revenues. We also report restaurant operating weeks and change in comparable restaurant sales for the comparable 13-week period of fiscal year 2012. We believe it is impracticable to recast other financial information because we do not have weekly cutoff procedures that would allow us to distribute expenses or cash flows to the appropriate periods in order to report the prior year on a 13-week basis.

Thirteen Weeks Ended September 30, 2013 Compared to Twelve Weeks Ended September 10, 2012

The following table presents the condensed consolidated statement of operations for the thirteen weeks ended September 30, 2013 and twelve weeks ended September 10, 2012 (dollars in thousands).

	Thirteen Weeks Ended September 30, 2013		Twelve Weeks Ended September 10, 2012		Increase (Decrease)
Revenues	$227,626	100.0%	$129,137	100.0%	$98,489	76.3%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	69,191	30.4	40,363	31.3	28,828	71.4
Labor expenses	69,925	30.7	33,411	25.9	36,514	109.3
Occupancy expenses	19,995	8.8	8,196	6.3	11,799	144.0
Other operating expenses	47,992	21.1	21,996	17.0	25,996	118.2
General and administrative	13,825	6.1	7,374	5.7	6,451	87.5
Depreciation and amortization	7,506	3.3	4,404	3.4	3,102	70.4
Pre-opening costs	1,480	0.7	551	0.4	929	168.6
Restaurant impairments and closures	220	0.1	27	0.0	193	714.8
Loss on disposal of property and equipment	1,165	0.5	180	0.1	985	547.2
Total costs and expenses	231,299	101.6	116,502	90.2	114,797	98.5
Income (loss) from operations	(3,673)	(1.6)	12,635	9.8	(16,308)	(129.1)
Interest expense, net	(1,335)	(0.6)	(1,229)	(1.0)	(106)	8.6
Gain on insurance settlements	300	0.1	—	—	300	100.0
Income (loss) before income taxes	(4,708)	(2.1)	11,406	8.8	(16,114)	(141.3)
Income tax expense (benefit)	(2,771)	(1.2)	2,481	1.9	(5,252)	(211.7)
Net income (loss)	$(1,937)	(0.9)%	$8,925	6.9%	$(10,862)	(121.7)%

*                 The percentages reflected are subject to rounding adjustments.

The following table sets forth additional operating information that we use in assessing our performance for the periods indicated:

	Thirteen Weeks Ended	Twelve Weeks Ended
	September 30, 2013	September 10, 2012

Selected Other Data:
Number of restaurants open (end of period):
Joe’s Crab Shack	136	129
Brick House Tavern + Tap	16	16
Romano’s Macaroni Grill	182	—
Total restaurants	334	145
Restaurant operating weeks (1)
Joe’s Crab Shack	1,740	1,535
Brick House Tavern + Tap	208	192
Romano’s Macaroni Grill	2,391	—
Average weekly sales (in thousands)
Joe’s Crab Shack	$74	$71
Brick House Tavern + Tap	$59	$54
Romano’s Macaroni Grill	$36	—
Change in comparable restaurant sales (2)
Joe’s Crab Shack	3.3%	0.1%
Brick House Tavern + Tap	4.0%	3.8%
Romano’s Macaroni Grill	(2.7)%	—
Total	0.7%	0.4%
Income (loss) from operations (in thousands)
Joe’s Crab Shack	$17,051	$18,394
Brick House Tavern + Tap	$(234)	$278
Romano’s Macaroni Grill	$(10,150)	$—
Corporate	$(10,340)	$(6,037)
Total	$(3,673)	$12,635
Adjusted net income (loss) (in thousands) (3)	$(952)	$9,562

(1)              On a thirteen-week comparable second quarter for 2012, restaurant operating weeks would have been 1,668 and 208 for Joe’s Crab Shack and Brick House Tavern + Tap, respectively.

(2)             Comparable restaurant sales for the third quarter of 2013 compares the thirteen weeks ended September 30, 2013 to the comparable thirteen-week period of 2012.

(3)             A reconciliation and discussion of this non-GAAP financial measure is included below under “Non-GAAP Financial Measures.” This measure should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

Revenues

As reported, revenues were $227.6 million during the thirteen weeks ended September 30, 2013, an increase of $98.5 million, or 76.3%, compared to revenues of $129.1 million during the twelve weeks ended September 10, 2012, of which $87.4 million of the increase in revenues came from Mac Grill. If we used our revised quarterly reporting period in the prior year, revenues would have been $130.2 million with the comparable thirteen week period end.  This would have resulted in an increase of $97.4 million, or 74.8%, in the third quarter.  This increase is primarily from the acquisition of the Mac Grill restaurants, new restaurant development and an increase of 3.4% in comparable restaurant sales from our legacy brands when comparing the thirteen weeks ended September 30, 2013 to the revised 13-week quarterly reporting period in the prior year.

Revenues at Joe’s Crab Shack increased 7.7% to $128.0 million in fiscal year 2013 versus $118.9 million in the comparable 13 weeks of the prior year. This increase is related to new store openings in addition to a 3.3% increase in comparable restaurant sales. The comparable restaurant sales increase is comprised of a 1.6% increase in guest count, a 1.6% increase in pricing and a 0.1% increase in mix.

Brick House Tavern + Tap revenues increased 8.0% to $12.2 million in fiscal year 2013 versus $11.3 million in the comparable 13 weeks of the prior year due to a 4.0% increase in comparable restaurant sales and a new restaurant opened from a converted Joe’s Crab Shack, partially offset by one restaurant that closed in 2012. The comparable restaurant sales increase is comprised of a 2.9% increase in pricing and 1.1% comprised of mix and guest traffic.

Revenues at Mac Grill were $87.4 million, which includes $690 thousand in royalty income. The 2.7% comparable restaurant sales decrease is comprised of a 4.9% decrease in guest count and a 2.4% decrease in pricing, partially offset by a 4.6% increase in mix benefit.

Restaurant Operating Costs and Expenses

Restaurant operating costs and expenses increased over the prior year primarily due to the acquisition of Mac Grill, the additional week in the current year quarter and the increased operating weeks from new store openings. With the change in our fiscal quarters, as described herein, and the addition of Mac Grill to the current year quarter, we do not believe a comparison of restaurant operating costs and expenses in the 13-week third quarter of fiscal year 2013 to the 12-week third quarter of fiscal year 2012 provides meaningful information to our investors. However, we believe that the restaurant operating costs and expenses as a percentage of revenues do provide a meaningful basis for comparison when comparing the financial results for the 13 weeks ended September 30, 2013 to the twelve weeks ended September 10, 2012.

As a percent of revenue, cost of sales decreased to 30.4% from 31.3% primarily due to the inclusion of the Mac Grill business which tends to have slightly lower food costs as a percent of revenue than Joe’s. In addition, we experienced favorable shellfish pricing and a continued mix move to more favorable margin items offset partially by discounts and promotions at Mac Grill. Labor expenses, as a percentage of revenue, increased to 30.7% from 25.9% due to higher labor costs as a percent of revenue at Mac Grill as a result of their lower sales volume. Occupancy expenses, as a percentage of revenue, increased to 8.8% from 6.3% primarily due to deleverage from the lower sales volumes at Mac Grill.  Other operating expenses increased, as a percentage of revenue, to 21.1% from 17.0% primarily due to deleveraging of fixed cost against lower Mac Grill unit sales volume.

General and Administrative

General and administrative expense increased by $6.5 million, or 87.5%, to $13.8 million during the thirteen weeks ended September 30, 2013 from $7.4 million during the twelve weeks ended September 10, 2012. As a percent of revenue, general and administrative expenses increased to 6.1% from 5.7%. The increase as a percent of revenue from the prior year is primarily due to acquisition-related expenses of $0.8 million, secondary offering expenses of $0.5 million and higher stock-based compensation of $0.5 million, partially offset by restatement expenses of $1.0 million in the prior year. Excluding the discrete items mentioned above, general and administrative expenses, as a percent of revenue, increased slightly to 5.3% from 5.0%.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.1 million, or 70.4%, to $7.5 million during the thirteen weeks ended September 30, 2013 from $4.4 million during the twelve weeks ended September 10, 2012. This increase is mainly due to a higher depreciable asset base from the addition of the Mac Grill restaurants and new restaurants opened, plus an extra week of depreciation and amortization expense in the current year. As a percent of revenue, depreciation and amortization decreased to 3.3% from 3.4%.

Pre-Opening Costs

Pre-opening costs increased by $929 thousand, or 168.6%, to $1.5 million during the thirteen weeks ended September 30, 2013 from $551 thousand during the twelve weeks ended September 10, 2012. We opened four new restaurants during the thirteen weeks ended September 30, 2013 and opened two new restaurants during the twelve weeks ended September 10, 2012.   We incurred pre-opening cost in both periods for other openings in progress during the period.

Loss on Disposal of Property and Equipment

Loss on disposal of property and equipment increased by $985 thousand, or 547.2%, to $1.2 million during the thirteen weeks ended September 30, 2013 from $180 thousand during the twelve weeks ended September 10, 2012.  The increase is largely due to loss recognized related to conversions, remodels and closures.

Income (Loss) from Operations

As a result of the foregoing, consolidated income (loss) from operations decreased $16.3 million, or 129.1% to a $3.7 million loss in the current thirteen week period compared to income of $12.6 million in the twelve week period of the prior year.

Income from operations for the Joe’s brand decreased $1.3 million, or 7.1%, to $17.1 million in the current thirteen week period from $18.4 million in the prior year twelve week period. As a percent of revenue, income from operations was 13.3% for the current quarter compared to 15.5% in the prior year. This decrease is primarily attributable to a $0.5 million increase in pre-opening costs due to more restaurant openings in the current quarter, a $0.5 million increase in loss on disposal primarily related to closed and converted restaurants, as well as increased utilities and occupancy cost.

At Brick House, income from operations decreased $512 thousand, or 184.2%, to a $234 thousand loss in the current thirteen week period from income of $278 thousand in the prior year twelve week period. As a percent of revenue, income from operations decreased to (1.9%) in the current quarter from 2.7% in the prior year quarter.  This decrease is due primarily to $0.4 million of pre-opening expenses incurred in the current year from four new restaurant openings scheduled for the fourth quarter and $0.2 million in loss on disposal primarily related to converted restaurants.  We did not open a restaurant in the prior year comparable quarter.

Mac Grill generated a loss from operations of $10.2 million, or (11.6%).

Interest Expense, Net

Interest expense, net increased by $106 thousand, or 8.6%, to $1.3 million during the thirteen weeks ended September 30, 2013 from $1.2 million during the twelve weeks ended September 10, 2012 primarily due to a higher average debt balance in the current year offset by a lower interest rate.

Income Tax Expense

Income tax expense decreased by $5.3 million, or 211.7% to a $2.8 million benefit during the thirteen weeks ended September 30, 2013 from a $2.5 million expense during the twelve weeks ended September 10, 2012. The effective income tax rate increased to 58.9% from 21.8% primarily due to the change in FICA tax credits added to the tax benefit on pre-tax loss for the current period.

Thirty-Nine Weeks Ended September 30, 2013 Compared to Thirty-Six Weeks Ended September 10, 2012

The following table presents the condensed consolidated statement of operations for the thirty-nine weeks ended September 30, 2013 and thirty-six weeks ended September 10, 2012 (dollars in thousands).

	Thirty-Nine Weeks Ended September 30, 2013		Thirty-Six Weeks Ended September 10, 2012		Increase (Decrease)
Revenues	$573,998	100.0%	$352,453	100.0%	$221,545	62.9%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	172,277	30.0	110,450	31.3	61,827	56.0
Labor expenses	173,297	30.2	93,428	26.5	79,869	85.5
Occupancy expenses	47,445	8.3	23,445	6.7	24,000	102.4
Other operating expenses	117,835	20.5	60,219	17.1	57,616	95.7
General and administrative	40,727	7.1	21,641	6.1	19,086	88.2
Depreciation and amortization	19,675	3.4	12,553	3.6	7,122	56.7
Pre-opening costs	4,048	0.7	3,509	1.0	539	15.4
Restaurant impairments and closures	251	0.0	133	0.0	118	88.7
Loss on disposal of property and equipment	1,557	0.3	440	0.1	1,117	253.9
Total costs and expenses	577,112	100.5	325,818	92.4	251,294	77.1
Income (loss) from operations	(3,114)	(0.5)	26,635	7.6	(29,749)	(111.7)
Interest expense, net	(3,471)	(0.6)	(5,994)	(1.7)	2,523	(42.1)
Gain on insurance settlements	600	0.1	217	0.1	383	176.5
Income (loss) before income taxes	(5,985)	(1.0)	20,858	5.9	(26,843)	(128.7)
Income tax expense (benefit)	(3,771)	(0.7)	4,562	1.3	(8,333)	(182.7)
Net income (loss)	$(2,214)	(0.4)%	$16,296	4.6%	$(18,510)	(113.6)%

*                 The percentages reflected are subject to rounding adjustments.

The following table sets forth additional operating information that we use in assessing our performance for the periods indicated:

	Thirty-Nine Weeks Ended	Thirty-Six Weeks Ended
	September 30, 2013	September 10, 2012

Selected Other Data:
Number of restaurants open (end of period):
Joe’s Crab Shack	136	129
Brick House Tavern + Tap	16	16
Romano’s Macaroni Grill	182	—
Total restaurants	334	145
Restaurant operating weeks (1)
Joe’s Crab Shack	5,144	4,472
Brick House Tavern + Tap	604	576
Romano’s Macaroni Grill (2)	4,623	—
Average weekly sales (in thousands)
Joe’s Crab Shack	$71	$72
Brick House Tavern + Tap	$60	$55
Romano’s Macaroni Grill (2)	$37	—
Change in comparable restaurant sales (3)
Joe’s Crab Shack	0.8%	2.7%
Brick House Tavern + Tap	4.8%	2.5%
Romano’s Macaroni Grill (2)	(5.1)%	—
Total	(1.0)%	2.7%
Income (loss) from operations (in thousands)
Joe’s Crab Shack	$45,022	$43,055
Brick House Tavern + Tap	$1,054	$1,288
Romano’s Macaroni Grill (2)	$(15,975)	$—
Corporate	$(33,215)	$(17,708)
Total	$(3,114)	$26,635
Adjusted net income (in thousands) (4)	$2,747	$18,573

(1)              On a thirty-nine-week comparable period for 2012, restaurant operating weeks would have been 4,859 and 624 for Joe’s Crab Shack and Brick House Tavern + Tap, respectively.

(2)              Activity for Romano’s Macaroni Grill commenced from acquisition date, April, 9, 2013.

(3)              Comparable restaurant sales for the first three quarters of 2013 compares the thirty-nine weeks ended September 30, 2013 to the comparable thirty-nine-week period of 2012.

(4)              A reconciliation and discussion of this non-GAAP financial measure is included below under “Non-GAAP Financial Measures.” This measure should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

Revenues

As reported, revenues were $574.0 million during the thirty-nine weeks ended September 30, 2013, an increase of $221.5 million, or 62.9%, compared to revenues of $352.5 million during the thirty-six weeks ended September 10, 2012. If we used our revised quarterly reporting period in the prior year, revenues would have been $376.2 million with the comparable thirty-nine week period.  This would have resulted in an increase of $197.8 million, or 52.6% in the current year period.  This increase is primarily from the acquired Mac Grill restaurants, new restaurant development and an increase of 1.2% in comparable restaurant sales from our legacy brands when comparing the thirty-nine weeks ended September 30, 2013 to the revised thirty-nine week reporting period in the prior year.

Revenues at Joe’s Crab Shack increased 6.6% to $364.2 million for the thirty-nine weeks in fiscal year 2013 versus $341.5 million in the comparable thirty-nine weeks of the prior year. This increase is related to new store openings and a 0.8% increase in comparable restaurant sales. The comparable restaurant sales increase is comprised of a 0.7% increase in mix and a 1.0% increase in pricing partially offset by a 0.9% decrease in guest count.

Brick House Tavern + Tap revenues increased 4.9% to $36.4 million for the thirty-nine weeks in fiscal year 2013 versus $34.7 million in the comparable thirty-nine weeks of the prior year due to a 4.8% increase in comparable restaurant sales and a new restaurant opened from a converted Joe’s Crab Shack, partially offset by a store that was closed and converted to a Joe’s Crab Shack. The comparable restaurant sales increase is comprised of a 2.6% increase in pricing and a 2.2% increase in mix and guest traffic.

Revenues at Mac Grill were $173.4 million, which includes $1.4 million in royalty income, since Acquisition date. The 5.1% comparable restaurant sales decrease is comprised of a 7.6% decrease in guest count and a 1.7% decrease in pricing, partially offset by a 4.2% increase in mix benefit.

Restaurant Operating Costs and Expenses

Restaurant operating costs and expenses increased over the prior year due to the acquisition of Mac Grill, the additional three weeks in the current year-to-date period and the increased operating weeks from new store openings. With the change in our fiscal quarters, as described herein, and the addition of Mac Grill in April 2013, we do not believe a comparison of restaurant operating costs and expenses in the thirty-nine-week year-to-date period of fiscal year 2013 to the thirty-six-week year-to-date period of fiscal year 2012 provides meaningful information to our investors. However, we believe that the restaurant operating costs and expenses as a percentage of revenues do provide a meaningful basis for comparison when comparing the financial results for the thirty-nine weeks ended September 30, 2013 to the thirty-six weeks ended September 10, 2012.

As a percent of revenue, cost of sales decreased to 30.0% from 31.3% primarily due to the inclusion of the Mac Grill business in the current fiscal year which tends to have lower food costs as a percent of revenue than Joe’s. In addition, we experienced favorable shellfish pricing and a continued mix move to more favorable margin items offset partially by discounts and promotions at Mac Grill. Labor expenses, as a percentage of revenue, increased to 30.2% from 26.5% due to higher labor costs as a percent of revenue at Mac Grill as a result of lower sales volumes. In addition, we incurred incremental recruiting and training expenses from adding approximately 1,700 hourly staff members at Mac Grill since the Acquisition as we believe these restaurants were not properly staffed to increase sales and deliver our desired level of guest service. Occupancy expenses, as a percent of revenue, increased to 8.3% from 6.7% primarily due to deleverage from lower sales volumes at Mac Grill.  Other operating expenses increased, as a percentage of revenue, to 20.5% from 17.1% primarily due to an increased spend on Mac Grill television advertising and deleveraging of fixed cost against lower Mac Grill unit sales volume.

General and Administrative

General and administrative expenses increased by $19.1 million, or 88.2%, to $40.7 million during the thirty-nine weeks ended September 30, 2013 from $21.6 million during the thirty-six weeks ended September 10, 2012. As a percent of revenue, general and administrative expenses increased to 7.1% from 6.1%. The increase as a percent of revenue from the prior year is primarily due to acquisition-related expenses of $6.0 million, secondary offering expenses of $0.8 million and higher stock-based compensation of $0.8 million, partially offset by IPO-related expenses of $1.9 million and restatement expenses of $1.0 million in the prior year. Excluding the discrete items mentioned above, general and administrative expenses, as a percent of revenue, increased slightly to 5.8% from 5.3%.

Depreciation and Amortization

Depreciation and amortization expense increased by $7.1 million, or 56.7%, to $19.7 million during the thirty-nine weeks ended September 30, 2013 from $12.6 million during the thirty-six weeks ended September 10, 2012. This increase from the prior year is mainly due to a higher depreciable asset base from the addition of Mac Grill restaurants, new restaurants opened over the past 12 months and three extra weeks of depreciation and amortization expense in the current year. As a percent of revenue, depreciation and amortization decreased to 3.4% in 2013 from 3.6% in 2012.

Pre-Opening Costs

Pre-opening costs increased by $539 thousand, or 15.4%, to $4.0 million during the thirty-nine weeks ended September 30, 2013 from $3.5 million during the thirty-six weeks ended September 10, 2012. We opened eight new restaurants, converted two restaurants and remodeled one restaurant during the thirty-nine weeks ended September 30, 2013 and opened nine new restaurants and converted one restaurant during the thirty-six weeks ended September 10, 2012.   We incurred pre-opening cost in both periods for other openings in progress during the period.

Loss on Disposal of Property and Equipment

Loss on disposal of property and equipment increased by $1.1 million, or 253.9%, to $1.6 million during the thirteen weeks ended September 30, 2013 from $0.4 million during the twelve weeks ended September 10, 2012.  The increase is largely due to loss recognized related to conversions, remodels and closures.

Income (Loss) from Operations

As a result of the foregoing, consolidated income from operations decreased $29.7 million, or 111.7%, to a loss of $3.1 million in the current thirty-nine week period compared to $26.6 million in the thirty-six week period of the prior year.

Income from operations at Joe’s increased $2.0 million, or 4.6%, to $45.0 million in the current thirty-nine week period from $43.0 million in the prior year thirty-six week period. As a percent of revenue, income from operations was 12.4% for the current year compared to 13.4% in the prior year.  This decrease is primarily attributable to a shift in Joe’s marketing spend to earlier in the year and increased occupancy cost.

At Brick House, income from operations decreased $234 thousand, or 18.2%, to $1.1 million in the current thirty-nine week period from $1.3 million in the prior year thirty-six week period. As a percent of revenue, income from operations decreased to 2.9% from 4.0%. This decrease was primarily due to a $0.7 million increase in pre-opening costs and partially offset by a decrease in depreciation expense in the current year.

Mac Grill generated a loss from operations of $16.0 million, or (9.2%).

Interest Expense, Net

Interest expense, net decreased by $2.5 million, or 42.1%, to $3.5 million during the thirty-nine weeks ended September 30, 2013 from $6.0 million during the thirty-six weeks ended September 10, 2012 primarily due to a lower interest rate and lower write-off of debt issuance costs.

Income Tax Expense

Income tax expense decreased by $8.3 million, or 182.7% to a $3.8 million benefit during the thirty-nine weeks ended September 30, 2013 from a $4.6 million expense during the thirty-six weeks ended September 10, 2012. The effective income tax rate increased to 63.0% from 21.9% primarily due to the change in FICA tax credits added to the tax benefit on pre-tax loss for the current period.

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

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents, and our senior secured credit facility. Our primary requirements for liquidity and capital are new restaurant development, working capital and general corporate needs. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate, and will continue to operate, with negative working capital. Our requirement for working capital is not significant since our restaurant guests pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, we are able to sell and collect payment for many of our inventory items before we have to pay our suppliers for such items. Our restaurants do not require significant inventories or receivables.

We believe that these sources of liquidity and capital will be sufficient to finance our continued operations and expansion plans for at least the next twelve months.

The following table shows summary cash flows information for the thirty-nine weeks ended September 30, 2013 and thirty-six weeks ended September 10, 2012 (in thousands):

	Thirty-nine Weeks Ended	Thirty-six Weeks Ended
	September 30, 2013	September 10, 2012

Net cash provided by (used in):
Operating activities	$13,813	$42,111
Investing activities	(99,254)	(34,108)
Financing activities	79,631	37,517
Net increase (decrease) in cash and cash equivalents	$(5,810)	$45,520

Operating Activities

Net cash provided by operating activities was $13.8 million for the thirty-nine weeks ended September 30, 2013 and $42.1 million for the thirty-six weeks ended September 10, 2012. The $28.3 million decrease from the prior year period is due primarily to Mac Grill’s negative contribution to restaurant-level profit and higher general and administrative expenses to support the new Mac Grill restaurants and new restaurant development, offset by a reduction in the amount of interest paid.

Investing Activities

Net cash used in investing activities increased $65.2 million to $99.3 million for the thirty-nine weeks ended September 30, 2013 compared to the net cash used in investing activities of $34.1 million for the thirty-six weeks ended September 10, 2012 mainly due to the acquisition of the Mac Grill business for $60.4 million. Capital expenditures for investments in new restaurant development and the replacement of restaurant equipment or facility improvement increased to $38.3 million in the current year compared to $34.8 million in the prior year primarily due to the timing of new restaurant openings. We opened eight new restaurants, converted two restaurants and remodeled one restaurant during the thirty-nine weeks ended September 30, 2013 compared to opening nine new restaurants and converted one restaurant during the thirty-six weeks ended September 10, 2012. This was partially offset by proceeds from property insurance claims of $300 thousand in the current year compared to $1.1 million in the prior year.

We estimate our capital expenditures for fiscal year 2013 will be approximately $45.0 million to $50.0 million substantially related to new restaurant development including estimated construction-in-progress disbursements for fiscal year 2014 openings.

Financing Activities

Net cash provided by financing activities was $79.6 million for the thirty-nine weeks ended September 30, 2013 compared to $37.5 million for the thirty-six weeks ended September 10, 2012. In the current year, financing activity cash flows represent payment of deferred financing costs of $2.2 million related to our New Credit Facility and total net borrowings of $81.8 million on our New Credit Facility (as defined below) of which $60.0 million was used to finance the acquisition of Mac Grill, while the prior year activity includes net proceeds from our IPO of $81.1 million and total payments on long-term debt of $43.3 million.

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

Acquisition of Mac Grill and New Credit Facility

On April 9, 2013, we completed our acquisition of Mac Grill from the Sellers. The aggregate purchase price paid at closing was approximately $60.4 million consisting of $53.7 million paid directly to the Sellers and $6.7 million paid to other third parties related to outstanding indebtedness and transaction-related expenses of the Sellers. In October 2013, we agreed with the Sellers on the final working capital adjustment as outlined in the purchase agreement.  The Sellers paid us $4.1 million in cash and agreed to pay us up to an additional $1.1 million from income tax refunds being claimed related to pre-acquisition tax periods.  The $5.2 million was recorded as an increase to Accounts receivable, net and a reduction to Goodwill in the condensed consolidated balance sheet as of September 30, 2013. The acquisition includes 186 company-owned and twelve franchised restaurants across 36 states and Puerto Rico as well as twelve additional franchised units throughout nine foreign countries.

To finance the acquisition, on April 9, 2013, we amended our Revolving Credit Facility (“New Revolving Credit Facility”), of which $10.0 million was drawn at closing, and added a $50.0 million term loan facility (the “Term Loan” and together with the New Revolving Credit Facility, the “New Credit Facility”). The initial interest rate for borrowings under the New Credit Facility as at LIBOR plus a margin of 3.5%, or the base rate (as defined in the agreement) plus a margin of 2.5%, as we elected. Thereafter, the applicable margins were subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.25% to 4.25% on LIBOR-based loans, and from 0.25% to 3.25% on base rate-based loans.  In addition, we were required to pay commitment fees on the unused portion of the New Revolving Credit Facility.  The commitment fee rate was 0.50% per annum, and is subject to adjustment thereafter on a quarterly basis based on our leverage ratio.

On October 25, 2013 (the “Closing Date”), we entered into a First Amendment (the “Amendment”) to our New Credit Facility.  The initial interest rate for borrowings under the amendment will be at LIBOR plus a margin of 4.5% or the base rate (as defined in the agreement) plus a margin of 3.5%, as we may elect. Thereafter, the applicable margins are subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.75% to 4.5% on LIBOR-based loans, and from 0.75% to 3.5% on base rated-based loans.

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

The New Credit Facility, as amended, is guaranteed by each of our subsidiaries and secured by substantially all of our present and future assets and a lien on the capital stock or other equity interests of our direct and indirect subsidiaries. The New Credit Facility, as amended, contains financial covenants including a leverage ratio and a minimum fixed charge coverage ratio, as described in the agreement. The facility also still contains other covenants which, among other things limit our ability to incur additional indebtedness, create liens on our assets, make certain investments or loans, merge or otherwise dispose of assets other than in the ordinary course of business, make acquisitions, and pay dividends or make other restricted payments.  Prior to the Amendment, the New Credit Facility allowed for (a) a maximum leverage ratio of (i) 5.50x through December 29, 2013, (ii) 5.25x from December 30, 2013 through June 29, 2014, (iii) 5.0x from June 30, 2014 through December 28, 2014 and (iv) 4.75x thereafter, and (b) a minimum fixed charge ratio of 1.35x through December 29, 2013 and 1.50x thereafter.

The Amendment modified the financial covenants such that (a) the our leverage ratio may not exceed (i) 6.25x through June 29,2014, (ii) 6.00x on June 30, 2014 through March 29, 2015, (iii) 5.75x on March 30, 2015 through September 27, 2015, (iv) 5.50x on September 28, 2015 through March 27, 2016, (v) 5.25x on March 28, 2016 through June 26, 2016, (vi) 5.00x on June 27, 2016 through September 25, 2016, and (vii) 4.75x on September 26, 2016 and thereafter, and (b) the our fixed charge coverage ratio may not be less than (i) 1.25x through September 28, 2014, (ii) 1.30x on September 29, 2014 through March 29, 2015, (iii) 1.35x on March 30, 2015 through September 27, 2015, (iv) 1.40x on September 28, 2015 through March 27, 2016, (v) 1.45x on March 28, 2016 through September 25, 2016, and (vi) 1.50x on September 26, 2016 and thereafter.  We were in compliance with the applicable financial covenants as of September 30, 2013. The Amendment also modified certain definitions, mandatory payment provisions and financial covenants, including the maximum leverage ratios applicable to our real property lease obligation covenant and certain definitions and covenants with respect to the treatment of acquisitions.

In connection with the Amendment, we prepaid $2.0 million of the Term Loan with a borrowing under the Revolving Credit Facility.  This prepayment will reduce all remaining term loan principal payments on a pro-rata basis.

The weighted average interest rate on the New Credit Facility at September 30, 2013 was 3.99%. As of September 30, 2013, we had outstanding letters of credit of approximately $5.0 million and available borrowing capacity of approximately $17.6 million under the New Revolving Credit Facility.

Off-Balance Sheet Arrangements

Except for restaurant operating leases, we have no material off-balance sheet arrangements.

Contractual Obligations

Indemnifications

We are party to certain indemnifications to third parties in the ordinary course of business. The probability of incurring an actual liability under such indemnifications is sufficiently remote so that no liability has been recorded.

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

These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We have provided a definition below for these non-GAAP financial measures, together with an explanation of why management uses these measures and why management believes that these non-GAAP financial measures are useful to investors. In addition, we have provided a reconciliation of these non-GAAP financial measures utilized to its equivalent GAAP financial measure.

Adjusted net income (loss)

We calculate adjusted net income (loss) by eliminating from net income (loss) the impact of items we do not consider indicative of our ongoing operations. Specifically, we believe that this non-GAAP measure provides greater comparability and enhanced visibility into our results of operations, excluding the impact of special charges and certain other expenses. Adjusted net income (loss) represents net income (loss) less items such as (a) transaction costs related to our acquisition of Romano’s Macaroni Grill, (b) transaction costs related to our IPO, (c) costs related to the preparation and filing of a registration statement for a proposed secondary offering of our common stock, (d) costs related to the refinancing of our credit facility, (e) loss on disposal of fixed assets related to conversion, remodels and closures, (f) non-recurring recruiting and training expenses related to increased restaurant-level staffing at our Macaroni Grill restaurants, (g) restatement expenses, (h) gain on insurance settlements, and (i) the income tax effect of the above described adjustments. We believe this measure provides additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of these adjusted measure should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to these adjustments.

A reconciliation of net income (loss) to adjusted net income (loss) is as follows (in thousands):

	Thirteen Weeks Ended	Twelve Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Six Weeks Ended
	September 30, 2013	September 10, 2012	September 30, 2013	September 10, 2012
Net income (loss)	$(1,937)	$8,925	$(2,214)	$16,296
Adjustments:
Acquisition-related expenses	832	—	6,035	—
IPO-related expenses	—	—	—	1,864
Proposed secondary offering expenses	459	—	759	—
Write-off of debt issuance costs	—	—	483	1,054
Loss on disposal of fixed assets related to conversion, remodels and closures	633	—	633	—
Nonrecurring recruitment and training expenses	—	—	327	—
Restatement expenses	—	1,048	—	1,048
Gain on insurance settlements	(300)	—	(600)	(217)
Income tax effect of adjustments above	(639)	(411)	(2,676)	(1,472)
Adjusted net income (loss)	$(952)	$9,562	$2,747	$18,573

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

During the thirteen and thirty-nine weeks ended September 30, 2013, there were no significant changes in our accounting policies or estimates, except as described in Note 2 of our condensed consolidated financial statements (unaudited) contained in this Form 10-Q.

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

Forward-Looking Statements

This quarterly report on Form 10-Q includes and incorporates by reference “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that the forward looking information presented in this quarterly report is not a guarantee of future events, and that actual events and results may differ materially from those made in or suggested by the forward looking information contained in this quarterly report. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “comfortable with,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Examples of forward-looking statements in this quarterly report include the effectiveness of investments and new measures in our accounting and finance function to improve our internal controls over financial reporting. A number of important factors could cause actual events and results to differ materially from those contained in or implied by the forward-looking statements, including the risk factors discussed in Item 1A of this Form 10-Q and our Annual Report on Form 10-K, filed on March 20, 2013 with the Securities and Exchange Commission. Any forward-looking information presented herein is made only as of the date of this quarterly report, and we do not undertake any obligation to update or revise any forward-looking information to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

Many of the food products we purchase are affected by commodity pricing that is subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and are generally unpredictable. For the thirty-nine weeks ended September 30, 2013, crab, lobster and shrimp accounted for approximately 42% of total food purchases.  Crab and lobster are wild caught and sourced from government regulated and sustainable fisheries. Other categories affected by the commodities markets, such as seafood, beef and fish, may each account for approximately 6% to 16% of our food purchases. While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities we require, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods. Our purchasing department negotiates prices and quantities for all of our ingredients through either cancellable contracts (with varying length terms), spot market purchases or commodity pricing formulas. Changes in commodity prices would generally affect us and our competitors similarly, depending on the terms and duration of supply contracts. We also enter into fixed price supply contracts for certain products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can have an adverse effect on margins.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our New Credit Facility, which bear interest at variable rates. As of September 30, 2013, we had $126.8 million outstanding under our New Credit Facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. We do not currently have any such derivative financial instruments in place. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A 1%-point change in the interest rate on the outstanding balance of our variable rate debt would result in a $1.3 million change in our annual results of operations.

Item 4.                     Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that the information required to be disclosed in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management of the company with the participation of its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Remediation Efforts to Address Material Weaknesses

Management previously concluded that a material misstatement occurred and determined it appropriate to restate its previously issued financial statements as of January 3, 2011 and January 2, 2012 and for the years ended December 28, 2009, January 3, 2011, and January 2, 2012 and as of March 26, 2012 and for the twelve week periods ended March 28, 2011 and March 26, 2012. In management’s evaluation of the misstatement, the following deficiencies were identified and initially reported as material weaknesses on Form 10-Q for the quarterly period ended June 18, 2012 (filed on October 30, 2012):

•                  Lack of sufficient qualified accounting and tax personnel;

•                  Lack of adequate supervision;

•                  Lack of effective controls over the accounting for leases; and

•                  Lack of effective controls over the existence, completeness, and accuracy of fixed assets and related depreciation and amortization expense.

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

•                  The Company hired a new Controller during the quarter ended July 2013.  The Controller has extensive experience in accounting leadership including more than 10 years in public accounting, specifically focused on audits and financial reporting of publicly traded companies.

•                  The Company promoted a Senior Accountant to Accounting Manager during the quarter ended July 2013 due to her extensive knowledge of accounting and of Ignite.

•                  The Company hired three Accounting Supervisors during the quarters ended July 1, 2013 and September 30, 2013, all of whom have extensive experience in accounting. In addition, two of the Accounting Supervisors are Certified Public Accountants, and one has extensive experience in SEC reporting.

•                  In order to ensure that the Company maintains a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the technical application of U.S. GAAP, including accounting for income taxes, the Company has hired mostly Certified Public Accountants into supervisory positions.

•                  Establishment of an internal audit function.

•                  The Company hired a Senior Internal Auditor and an Internal Auditor during the quarter ended July 1, 2013 to assist the Director of Internal Audit with ensuring the Company has a robust control environment and appropriate internal controls over financial reporting.

•                  The Internal Audit Department continued implementation of the Company’s Sarbanes-Oxley compliance program, including documenting the existing business processes, identifying and remediating the gaps in the existing system of internal control, recommending improvements to the business processes, and testing the operating effectiveness of the internal controls.

•                  Lease accounting enhancements.

•                  The Company implemented a new lease management software tool during 2013 to help ensure that leases are properly recorded, including incorporating changes to U.S. GAAP.

•                  Fixed asset improvements.

•                  The Company implemented a standardized process for conducting annual fixed asset counts and conducted fixed asset counts at approximately 20% of the restaurants during the quarter ended September 30, 2013.

The Company has designed and implemented many new internal controls in an effort to remediate the material weaknesses. As a result, management has concluded that the material weaknesses in internal control over financial reporting have been remediated.  As of September 30, 2013 management has concluded that significant improvements to the processes and controls have been achieved during fiscal years 2012 and 2013 and have led to an overall improvement in the accuracy and quality of internal and external financial reporting.  Management has demonstrated that these controls have been operating effectively for a sufficient amount of time to remediate the material weaknesses as of September 30, 2013.

Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Furthermore, the Company has not completed the formal evaluation of its internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. The Company’s first Section 404 report will be prepared in connection with the Company’s Annual Report on Form 10-K for the fiscal year ending December 30, 2013. We cannot assure you that we will not uncover additional material weaknesses as of December 30, 2013 following this review. In addition, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we continue to take advantage of the exemptions contained in the JOBS Act. We will remain an “emerging growth company” until the earliest of (i) the last day of our fiscal year following the fifth anniversary of our IPO; (ii) the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we have (1) an aggregate worldwide market value of common equity securities held by non-affiliates of $700.0 million or more as of the last business day of our most recently completed second fiscal quarter, (2) been required to file annual, quarterly, and current reports under the Exchange Act for a period of at least 12 calendar months and (3) filed at least one annual report pursuant to the Exchange Act. As a result, we may qualify as an “emerging growth company” until as late as May 10, 2017. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

Item 1A.            Risk Factors.

Other than as set forth below, there were no material changes in our Risk Factors as previously disclosed in Item 1A of the our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended July 1, 2013.

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

10.1

First Amendment to the Amended and Restated Credit and Security Agreement, dated as of October 25, 2013, by and among Ignite Restaurant Group, Inc., the financial institutions party thereto, as lenders, KeyBank National Association, as joint lead arranger, joint book runner and administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book runner and Bank of America, N.A., as syndication agent.

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

IGNITE RESTAURANT GROUP, INC.

November 5, 2013	By:	/s/ Michael J. Dixon
		Name:	Michael J. Dixon
		Title:	President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)