Form 10-K
period 2013-12-30
Ignite Restaurant Group, Inc.
filed 2014-03-05
CIK 1526796

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

          The aggregate market value of the common stock of the Registrant held by non-affiliates as of July 1, 2013 (the last business day of the most recently completed second quarter) was $133,256,172, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select market on such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          As of February 25, 2014, 25,795,425 shares of the Registrant's common stock were outstanding.

Documents Incorporated by Reference

          Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders on May 22, 2014, to be filed with the Securities and Exchange Commission no later than 120 days after December 30, 2013, are incorporated by reference into Part III of this Report.

PART I

Item 1.    BUSINESS.

Our Company

        Ignite Restaurant Group, Inc. is a diversified restaurant company that operates a portfolio of three restaurant brands, Joe's Crab Shack ("Joe's"), Brick House Tavern + Tap ("Brick House") and Romano's Macaroni Grill ("Macaroni Grill"). Each of our restaurant brands offers a variety of high-quality food and beverages in a distinctive, casual, high-energy atmosphere, and operates in a diverse set of markets across the United States. As of December 30, 2013, we owned and operated 136 Joe's Crab Shacks, 20 Brick House Tavern + Taps and 179 Romano's Macaroni Grills in 36 states. We also franchise 24 Macaroni Grills in 4 states and 10 international markets.

        Since the beginning of their tenures, our management team has been developing and implementing many of the initiatives and strategies that serve as the foundation for what our company is today. The impact of these strategies began to take effect in fiscal year 2008. From fiscal year 2011 through fiscal year 2013, total revenues improved at a compounded annual growth rate of 11.0%, exclusive of Macaroni Grill revenues. Including Macaroni Grill revenues from the acquisition date, our revenues increased from $405.2 million to $760.8 million. In addition, we have grown Joe's and Brick House brands', which we refer to as our legacy brands, comparable restaurant sales by 11% on a cumulative basis over the last three years, which has outperformed the KNAPP-TRACK growth rate of 1% by more than 1,000 basis points on a cumulative basis over the same period of time. During fiscal year 2013, 2012 and 2011, our comparable restaurant sales increased (decreased) by (1.8%), 2.2% and 6.9%, respectively, which includes the 2013 comparable restaurant sales decrease of Macaroni Grill of 6.5% since the acquisition date. For fiscal year 2013, Joe's and Brick House had comparable restaurant sales increases of 1.0% and 5.3%, respectively.

        On April 9, 2013, we completed our acquisition of Macaroni Grill for a final aggregate purchase price of approximately $55.2 million, net of cash acquired. Through the acquisition, we acquired 186 company-owned and 12 franchised restaurants across 36 states and Puerto Rico, as well as 12 additional franchised units throughout 9 foreign countries.

        See Note 13—Segment Information of our consolidated financial statements about our reportable segments.

Our Business Strengths

        We are focused on developing brands that have category leading and defendable positions within the casual dining segment. As a result, our core business strengths include the following:

        Highly Differentiated Restaurant Brands.    Our restaurants strive to provide a unique guest experience in a "come-as-you-are," upbeat and inviting restaurant environment. Joe's, Brick House and Macaroni Grill are distinctively positioned restaurant brands, designed to have unique guest appeal. Joe's is a leading casual seafood brand that offers more than just a meal—a visit to Joe's is an event for the whole family. We provide a memorable, shareable "crab-cracking experience" where guests can roll up their sleeves and "break out of their shell" in a vacation-themed environment that offers an escape from the everyday. Brick House offers a comfortable, trend-forward, elegant yet timeless setting where guests can gather and share their passion for chef-inspired comfort food, while enjoying their favorite local, national or imported brand of beer and cheering for their favorite team. Each brand features food offerings and an atmosphere that attracts a diverse group of guests. The acquisition of Macaroni Grill opens our Company to new market share in the Italian dining segment. Macaroni Grill has been proudly serving unforgettable meals inspired by Italian trattoria cuisine, culture and conversation since 1988. From lights strung on the ceiling to our opera singers and house wine imported from Italy, Macaroni Grill delivers an experience as big and bold as our rustic Italian dishes.

        Authentic and Unique Menu Offerings Delivered with Memorable Guest Service.    We offer high-quality, authentic seafood at Joe's, trend-forward, elegant, chef-inspired, contemporary tavern food at Brick House, and authentic Italian fare at Macaroni Grill. Signature dishes at these brands feature craveable flavor profiles. Food menus are complemented by an assortment of beverages and distinctive cocktails, including Joe's Shark Bite, Brick House's tap-at-your-table Beer Bongs, and Macaroni Grill's house wine. Our culinary and beverage teams develop recipes and menu offerings for all three brands to ensure that all items feature distinctive twists on classic items, as well as items exclusive to each brand. Our servers are friendly, attentive and responsive to the needs of our guests. In addition, our servers strive to provide guests an unforgettable dining experience. Joe's staff creates a fun-loving atmosphere through high-energy special occasion celebrations; the staff at Brick House is focused on providing hospitable and personalized service to guests; while the staff at Macaroni Grill invites our guests to celebrate a "Big Night Out" with an unforgettable dining experience. We achieve this through experienced restaurant management teams that implement training programs specific to the menu and culture of each brand. We believe our distinctive guest service models provide an additional layer of brand differentiation.

        Attractive Unit Economics.    We have successfully increased our legacy brands' average unit volumes at a compounded annual growth rate of 3.5%, from $3.0 million in fiscal year 2011 to $3.2 million in fiscal year 2013. Over the same period of time, we have increased our legacy brands' restaurant-level profit margin (a non-GAAP financial measure) by 90 basis points from 15.8% to 16.7%.

        Experienced Management Team.    Our experienced team of industry veterans has an average of over 20 years of experience with restaurant companies such as T.G.I. Friday's, Darden, Applebee's, The Cheesecake Factory, Landry's, Pinkberry and Hard Rock Café. Our management team is led by Raymond A. Blanchette, III, our Chief Executive Officer, who joined us in 2007. Mr. Blanchette was a former President for Pick Up Stix and Executive Director of International Business at T.G.I. Friday's, both are brands operated by Carlson Restaurants Worldwide. Despite a difficult economic environment, we have achieved sustained comparable restaurant sales growth, expanded our geographic footprint and improved our financial performance. The experience of our management team has allowed us to transform Joe's Crab Shack into a market leader while simultaneously developing and launching Brick House and acquiring Macaroni Grill.

        Proven Track-Record of Improving Performance.    We believe that Macaroni Grill has significant earnings potential but has underperformed in the last several years. Similar to Macaroni Grill, the performance of the Joe's brand was lagging before it came under Ignite's management. However, the experience of our management team allowed us to transform Joe's into a market leader, while simultaneously developing and launching Brick House. Despite a difficult economic environment, we achieved positive comparable restaurant sales growth in 21 out of the last 22 quarters, expanded our geographic footprint and improved our financial performance in the four year period following the acquisition of Joe's.

        Ability to Identify Key Elements for Transformation.    We believe many of the same key elements of the Joe's transformation are present at Macaroni Grill, including the ability to: accelerate menu innovation to create a relevant, compelling menu; elevate service, atmosphere and operations to create a premium dining experience; revamp the current marketing plan and emphasize innovation and continuity in our messaging; and optimize real estate by converting underperforming restaurants into Joe's or Brick House restaurants. In addition, Macaroni Grill will benefit from the talent and innovation of our culinary and beverage teams that have driven innovation success at Joe's and Brick House.

Our Strategy

        Our strategies include the following:

        Disciplined New Restaurant Growth.    We believe there are meaningful opportunities to grow the number of restaurants of both Joe's and Brick House. We seek to maximize free cash flow for investment into new restaurants at attractive returns. For both growth brands, we target new restaurant cash-on-cash returns, which we define as restaurant-level profit per store divided by total build-out cost (excluding capitalized interest) and cash pre-opening costs, to exceed 25%.

  •
  Joe's Crab Shack.  We target steady state new restaurant average unit volumes of approximately $3.9 million for Joe's. Joe's has a narrowly defined new restaurant development strategy that predominantly targets (i) specific geographies with high population density and a propensity for seafood and (ii) locations in close proximity to regional and national tourist attractions.

  •
  Brick House Tavern + Tap.  We target steady state new restaurant average unit volumes of approximately $3.2 million for Brick House. We believe Brick House has significant growth potential and intend to focus future development in the top 50 designated market areas across the country and converting underperforming real estate currently used for one of our other brands.

  •
  Optimize Attractive Real Estate Portfolio.  We work to optimize our real estate portfolio by converting underperforming restaurants to another brand in our portfolio that may be better suited for a particular location. With the addition of Macaroni Grill to our brand portfolio, we are able to further utilize restaurant conversions to achieve our goal of realizing the maximum potential use of our real estate portfolio across our brands. The acquired Macaroni Grill real estate portfolio primarily consists of exceptional locations in top DMAs, with approximately 62% of locations in the top 25 DMAs and approximately 95% in the top 100 DMAs. Macaroni Grill locations have leases with an average remaining lease term available of approximately 22 years, beneficial co-tenancy and other strong fundamentals. This real estate portfolio represents a compelling opportunity for us to execute on a development strategy that is unique to a company with a multi-concept portfolio and allows us to evaluate and convert underperforming Macaroni Grill restaurants to Joe's Crab Shacks or Brick House Tavern + Taps, as needed, for an estimated $500,000 savings on investment per restaurant location as compared to a new construction. With the vast majority of Macaroni Grills located in desirable markets for both Joe's and Brick House and the typical site footprint closely matched with Joe's and Brick House, we believe Macaroni Grill restaurants represent an ideal complement to our real estate portfolio and provide us flexibility to realize conversion opportunities.

  •
  Franchise Opportunities.  Our acquisition of Macaroni Grill added a franchise element to our business that provides an opportunity for us to explore franchise opportunities across our brands both in the United States and internationally. We believe we will be able to utilize our current Macaroni Grill franchisee relationships and develop new relationships with well capitalized franchisee candidates to allow us to grow the franchising component of our business.

        For fiscal year 2014, we target opening as many as eight new restaurants, including as many as five conversions. Historically, our new restaurant growth had been substantially weighted towards new Joe's restaurants. However, given the compelling new unit volumes and returns recently achieved at our Brick House restaurants and the addition of the Macaroni Grill brand, we are in the process of evaluating our future growth strategy. We do not currently anticipate opening any new company-owned Macaroni Grills while we are in the process of transforming the brand.

        Focus on Comparable Restaurant Sales Growth.    We believe the following strategies have contributed to our successful growth and will allow us to generate comparable restaurant sales growth in the future:

  •
  Continuous Menu Innovation.  We believe menu innovation is a critical factor in building guest loyalty and frequency. Both Joe's and Brick House have signature food and beverage offerings and a tradition of consistent menu innovation, and we are currently in the process of refining and introducing new offerings at Macaroni Grill. New menu items are introduced at both Joe's and Brick House at least twice a year, but are commonly introduced more often as we continue to focus on constant innovation. We test new menu items in restaurants across several diverse geographies before they are introduced into the broader base of restaurants, while maintaining the ability to go to market quickly with a deep inventory of new items. As we did at Joe's with Steampots, we have offered guests at Macaroni Grill an opportunity to trade into a more premium product offering while improving on the quality of their current favorite menu items. We created a number of new menu items in our Macaroni Grill restaurants, including braisers that contain slow-cooked meats served tableside and a unique four course tasting menu, and we expect to introduce new menu items at Macaroni Grill on a regular basis as we transform the brand. We have successfully introduced new and innovative items at both Joe's and Brick House and plan to continue our tradition of menu innovation at both. We have also applied the same strategy of innovation to Macaroni Grill, including the introduction of updated high frequency classics, new product upgrades and a focus on wine.

  •
  Marketing our Restaurant Brands.  We believe that our marketing strategies will continue to increase brand awareness while driving new guest trial and repeat guest visits. Our current marketing strategy for Joe's is supported by quantitative analysis that is designed to increase comparable restaurant sales and guest count, as well as build the brand for the future. Our marketing efforts are aimed at maintaining the focus on "celebratory occasions" but increasing frequency through everyday enjoyable moments. We advertise using a national cable platform, which provides television advertising reach to our Joe's Crab Shack restaurants. Brick House is primarily marketed through local marketing, digital media and social media outlets. We revamped the Macaroni Grill marketing plan, optimized media and taken our new and improved brand story national by shifting from local television efforts to national cable. By repurposing Macaroni Grill media dollars towards national cable, we expect to cover all of our domestic Macaroni Grill restaurants, as opposed to an average of only 61% of Macaroni Grill restaurants that were covered prior to the acquisition. We also promote each brand using other in-restaurant sales initiatives, which are typically focused on new products and are not price point promotions. Joe's and Macaroni Grill's national marketing efforts are complemented by a combination of local marketing programs and social media.

  •
  Driving Guest Satisfaction.  We believe our focus on menu innovation and guest service has contributed to Joe's overall guest satisfaction. At Joe's, we use this third party research, consisting of feedback from more than 40,000 guests, to develop operational initiatives, which we expect will continue to deliver high levels of guest satisfaction. We have a similar program at Brick House, which collected more than 32,000 guest responses and 28,000 text comments. In July 2013, a similar program was implemented for Macaroni Grill, and by year-end we had collected more than 30,000 completed surveys. We believe improving guest satisfaction will continue to build loyalty and lead to increased sales from our guests.

        Leverage our Scale to Enhance our Profitability.    We believe we have a scalable infrastructure and can continue to expand our margins as we execute our strategy. While each of our three brands has independent field operations, we use our shared services platform to handle many of the administrative functions for all three brands. In connection with our acquisition of Macaroni Grill, we realized savings due to administrative synergies, as well as benefits of economies of scale. Such benefits include, but are not limited to, our ability to cost efficiently employ the most sought after advertising and marketing agencies for all of our brands and efficiencies associated with being able to utilize a single distribution model for all of our restaurants. Our leverageable structure should further our ability to enhance our profitability as we grow.

Our Restaurants

Joe's Crab Shack

        Joe's Crab Shack is a come-as-you-are, family restaurant that offers guests an environment that is laid-back, comfortable, fun, and energetic. Most locations offer an outdoor patio for guests to enjoy eating and drinking and a children's playground as part of the "I'm relaxed" restaurant experience. Joe's also has many locations that are located on waterfront property. Interior design elements include a nautical, vacation theme to invoke memories of beach vacations and a genuine crab shack experience. Table tops are decorated with art to prompt dinner conversation, while picnic tables across the patio and interior help guests feel the relaxed tropical vacation experience. Joe's Crab Shack restaurants are largely free-standing and average 8,000 square feet with over 200 seats. Most Joe's bars are separated from the dining area to provide for a distinct place to grab a drink while waiting for a table. Many of our restaurants also include a small gift shop where guests can purchase souvenirs to commemorate their dining experience. Our current restaurant prototype, introduced in fiscal year 2010, contemporizes many of our key brand elements, while maintaining our authentic crab shack appeal.

        Joe's Crab Shack restaurants perform well in targeted markets with high population density and a propensity for seafood, as well as "destination" markets with national and regional tourist attractions, both of which are key characteristics of our new site selection strategy.

Brick House Tavern + Tap

        Brick House Tavern + Tap is a trend-forward "next generation bar & grill" set in an inviting, comfortable and modern venue that provides a distinctive guest experience. Brick House's interior décor includes custom lighting, dark mahogany woods, open sight lines, HD TVs, and an inviting fireplace. The interior design of Brick House consists of diverse seating and gathering areas where guests can pick multiple ways to enjoy their experience. In addition to a traditional dining room and bar area, Brick House also offers large communal tables and a section of leather recliners positioned in front of large HD TVs, where guests receive their own TV tray for dining. Each restaurant has a state-of-the-art entertainment package and provides guests with a clear line of sight to at least two HD TVs from every seat, making Brick House restaurants an ideal gathering place for sports enthusiasts. Outdoor seating is also available on the patio or around an open fire pit at nearly all locations. Both food and beverages are served by personable and engaging service staff. The typical Brick House restaurant is approximately 8,500 square feet and averages approximately 250 seats, which includes both traditional tables and unique seating options.

Romano's Macaroni Grill

        Romano's Macaroni Grill is a polished casual family restaurant that aims to be a place where family and friends can come together and celebrate a big night or any night featuring wine, an abundant meal and a premium, comfortable and never intimidating experience. Macaroni Grill's interior includes open kitchens, which imbue energy and give the guest the feeling of being at home, as well as brick ovens, festive string lights and fresh-cut flowers. We are also in the process of bringing many of the original brand elements that historically made a visit to Macaroni Grill a memorable experience back to our Macaroni Grill restaurants. For example, we have begun to restore wine as the key focus of a Macaroni Grill visit by, among other things, reviving our house wine, which we believe was a key element of Macaroni Grill's early success. We have also reintroduced the consistent presence of opera singers to our Macaroni Grill restaurants system-wide to provide entertainment that elevates our guests' dining experience to an authentic Italian experience. The seating at Macaroni Grill consists of traditional tables as well as seating at a full bar. A typical Macaroni Grill restaurant is between 6,500 and 8,000 square feet and averages approximately 275 seats.

Menu and Menu Development

        We are focused on continually elevating our unique and high-quality food and beverage offerings. Born out of consumer insights, our in-house Marketing department continually creates new chef-driven food and beverage products for Joe's, Brick House and Macaroni Grill, which are intended to exceed guest expectations. A variety of research tools are used to identify opportunities and evaluate current offerings, including a brand-tracker program, segmentation and core menu studies, brand screens, focus groups and in-restaurant surveys. We use a third party econometric consulting firm to provide statistical analysis around pricing, allowing us to make fact-based decisions on pricing and menu engineering.

Joe's Crab Shack

        Joe's aims to offer signature, craveable items to its guests by continuously seeking to innovate our menu offerings. For example, we have dramatically shifted the menu mix at Joe's to focus on entrées featuring crab over the last few years. Crab is strategically positioned center stage in our menu through the Steampots and Crab in a Bucket categories, highlighting the importance of the menu item that defines Joe's Crab Shack. Joe's Steampot and Crab in a Bucket offerings allow guests to choose between four varieties of crabs (Queen, Snow, Dungeness and King) and whole lobster. Steampots, our bestselling item, are overflowing with generous portions of crab seasoned to our guest's tastes, other seafood, red potatoes, a fresh ear of corn and sausage. Our Crab in a Bucket entrées allow guests to pair their favorite crab selection with several distinctive preparations ranging from BBQ to Chesapeake Style or Garlic Herb. Joe's also leverages its crab-forward menu with other craveable crab items, including Made-From-Scratch Crab Cakes, Crab Nachos and Crazy-Good Crab Dip. As a result of this strategy, the percentage of entrées at Joe's featuring crab is currently over 50% of total food revenues. We believe this crab-focused menu mix has contributed to increases in guest satisfaction, comparable restaurant sales and gross profit dollars. In addition to our core crab-focused menu, Joe's also offers a broad range of entrées featuring a variety of seafood, including the Southern Stuffed Shrimp, Surf 'N Turf Burger and The Big Hook Up, as well as a wide range of traditional seafood entrées like the Fisherman's Platter. Joe's also offers several "out of water" options such as Cheesy Chicken and Whiskey Smoked Ribs. In addition, alcoholic beverages have significantly evolved to support the elevated food strategy, with vacation-style drinks, including the Shark Bite, Category 5 Hurricane and Mason Jar cocktails emerging as guests' top choices.

        Joe's menu includes more than 29 items made with Queen, Snow, Dungeness or King Crabs sourced from government regulated and sustainable fisheries. Our current menu offers 14 appetizers, including Great Balls of Fire, Crab Nachos and Crazy-Good Crab Dip, and over 50 entrées, including Steampots, Crab in a Bucket, Third Coast Platter, Get Stuffed Snapper and several "out of water" options. For fiscal year 2013, Joe's average check was $24.39, lunch and dinner represented 26% and 74% of revenue, respectively, and revenue distribution was 86% food, 13% alcohol and 1% retail. Prices currently range from $6.99 to $46.99 for items on Joe's menu, including appetizers ordered as entrées and entrées that are frequently shared.

        New menu roll-outs occur in April/May and October/November. For all new menu roll-outs, new product launches are combined with a new menu design and updated pricing to reflect the current economic environment, as well as the current strategic marketing and creative plan. A menu change typically includes the introduction of four to seven new menu items and recipe enhancements while maintaining a balance of about 75 total menu items, including appetizers. Menu items are added or removed only after thorough testing and analysis, which includes guest satisfaction feedback.

Brick House Tavern + Tap

        The Brick House Tavern + Tap food and beverage menu was created to make the brand feel aspirational while inherently approachable. We believe Brick House's elevated menu has changed the game for the bar and grill customer by offering an innovative premium food selection, along with more than 70 varieties of beer and specialty cocktails made by our bar experts.

        Brick House offers its guests a broad selection of high-quality, chef-inspired, contemporary tavern food. Brick House's menu includes 12 appetizers, 39 entrées, a unique Meatball category (including Greek, buffalo chicken and drunken pork varieties), seasonal daily specials, brunch, dessert and specialty cocktails. Unique handcrafted appetizers include Deviled Eggs, Meat and Cheese Board and Fried Stuffed Olives. Brick House offers an array of burgers, including The Kobe, which is hand formed from high-quality American Wagyu beef. Guests can also choose from a broad selection of homemade entrées such as Drunken Chops, BBQ Baby Backs, Chicken & Waffles, our Southern Fried Chicken Sandwich, and our Brick Pizzas. A daily special menu encourages continued innovation with featured items like Chicken and Ribs and Lump Crab Cakes. In addition, Brick House's Brick Burgers, including the Gun Show Burger and the Black & Bleu Burger, offer guests a distinct take on the traditional burger. Brick House's beverage selection includes imported and domestic beers along with hand-pulled cask beer. Beer is served in vessels unique to our industry such as Brick House's signature tap-at-your table beer bongs. All Brick House restaurants have a full bar that supports a variety of liquor drinks, wine and beer cocktails like Angry Snake Bite and the Shandy as well as specialty cocktails like the Blood Orange Whiskey Sour, Moscow Mule and The Zombie. For fiscal year 2013, Brick House had four full day parts with lunch, afternoon, dinner and late night accounting for 18%, 23%, 40% and 19%, respectively, and Brick House's revenue distribution was approximately 57% food and 43% alcohol. Brick House's entrées range in price from $7.50 to $20.00, including appetizers ordered as entrées.

        Continuous menu innovation is a key strategy for Brick House. We revise the Brick House menu twice a year with design, pricing and product offerings assessed before each menu implementation. New menu offerings are created to reinforce differentiation in our appetizers, entrées and beverage offerings as part of our effort to provide our guests with exceptional food. Testing of new menu items is executed in-restaurant before a new item is rolled out system-wide.

Romano's Macaroni Grill

        Romano's Macaroni Grill offers guests a blend of authentic Italian food with innovative Italian preparation. Macaroni Grill offers guests an expansive food and beverage menu that features fresh, classic pastas and wine. We also offer a wide variety of pizzas, meats, seafood, salads and desserts utilizing fresh, seasonal ingredients. In addition, as part of the August 2013 revamp of our wine program and food menu, we have launched revitalized pasta and classic Italian dishes as well as introduced a new line of braisers that include slow-cooked meats. We intend to build on this strong menu foundation by refocusing on wine as a central aspect of the Macaroni Grill experience. We believe our house wine was an original cornerstone of the brand that guests fondly associate with Macaroni Grill and that a full restoration of our house wine coupled with a broader effort to refocus on wine as a central menu component are important elements in our transformation plans for Macaroni Grill. Therefore, in addition to restoring our house wine, we continue to introduce a combination of Italian and American wines that match well with our new menu offerings. Our objective is to improve on the quality of existing menu items while offering premium options for guests that are looking for a big night out and want to have an Italian steakhouse experience.

        In fiscal year 2013, Macaroni Grill revised 80% of its menu and rolled-out four new menus, including two prior to our acquisition, to ease execution, enhance items and presentation, reduce cost and incorporate new brand designs and elements. Macaroni Grill's menu includes 12 appetizers and 43 entrées (including salads). Menu items we are especially proud of include Braisers (Cremini Pork Shank, Classic Italian Bake and Chicken Cacciatore), Pork Chop Vesuvio and Veal Valdostana; classic recipes like Penne Rustica and Shrimp Portofino; and fresh pastas including our Lobster Ravioli, Mushroom Ravioli and Butternut Asiago Tortellacci. Our beverage selection includes 32 wines, including our house wines, 21 of which are offered by the glass, and handcrafted cocktails like the Blood Orange Cosmo, Limoncello Valoroso Martini and Senzas (non-alcoholic cocktails). For fiscal year 2013, lunch and dinner accounted for 29% and 71% of revenue, respectively, with revenue distribution of 85% food and 15% alcohol. Macaroni Grill's entrée prices range from $7.00 to $23.00.

        Continuous menu innovation will remain a key strategy for Macaroni Grill and we expect to revise the menu regularly during the transformation process with new product launches combined with a new design and updated pricing to reflect the current economic environment. Menu items will be added or removed only after thorough testing and analysis.

Marketing

        Over 80% of our marketing budget is invested in advertising through television (national cable, syndication and satellite), and digital advertising (including location-based media, on-demand media as well as in social media), with the balance of the budget being spent on marketing research, in-restaurant advertising, menus and production costs. Our marketing strategy is fact-based, using consumer insights to build brand affinity and drive menu optimization. Our marketing expenditures were 5.4%, 4.4% and 4.4% of revenues for the fiscal years 2013, 2012 and 2011, respectively.

        Joe's advertising campaigns typically occur four times per year and are annual, seasonal and frequency-focused campaigns aimed at attracting guests and communicating new menu items through quality-focused messaging.

        We engage in a national cable advertising campaign for Joe's that currently consists of 26 weeks on air. We supplement Joe's national advertising with innovative media support, including digital advertising, social media outreach, location-based mobile media, weather-triggered advertising, and added-value media. The Joe's email club currently has over 700,000 members. Our marketing efforts are aimed at maintaining the focus on "celebratory occasions" but increasing frequency through everyday enjoyable moments.

        Brick House's marketing efforts are focused on menu innovation and local marketing initiatives. Local marketing includes events such as bike nights and pint nights. Digital advertising, social media and public relations have been used to support initiatives around March Madness, football season, menu launches, and live music series.

        We have revamped the Macaroni Grill marketing plan, optimized media, and taken our new and improved brand story national by shifting from local television efforts to national cable. By repurposing Macaroni Grill media dollars towards national cable, we expect to cover all of our domestic Macaroni Grill restaurants, as opposed to an average of only 61% of Macaroni Grill restaurants that were covered prior to the acquisition. We invested heavily in Macaroni Grill advertising with five promotion windows in 2013. We initiated national cable in 2013, which consisted of 24 weeks, and we had 9 weeks of local cable to support the national flights. Prior to our acquisition, advertising for Macaroni Grill only ran locally. Our Macaroni Grill e-mail club, "The Dish," currently has 1.3 million members.

Guest Satisfaction

        We use third party vendors to systematically gather, record and analyze key guest data for all of our brands. Our marketing research tools include:

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

        In particular, for Joe's, we use a third party vendor to conduct detailed guest satisfaction surveys of our current guests and provide comparable industry satisfaction survey data for industry peers. We have also initiated a similar guest satisfaction survey for Brick House and Macaroni Grill. We believe this survey will help us improve performance in our restaurants, our menu items and the effectiveness of our advertising. In addition, we commissioned a segmentation study in 2013 for Brick House to better understand our guests and gain actionable insights.

Restaurant Operations and Shared Services

        While our brands have independent field operations, we maintain a shared services platform, which handles many of the administrative functions for all three brands. We believe this provides a scalable infrastructure, which will allow us to increase our profitability and continue to grow.

Joe's Crab Shack

        Joe's Crab Shack operations are led by a brand president and three regional vice presidents. Each regional vice president oversees five to seven directors of operations, who typically manage six to nine restaurants. Restaurant-level management at Joe's typically includes a general manager, an assistant general manager, a restaurant manager and flex managers, as required. The hourly manager is an hourly employee that is so trained and may be called upon to perform a managerial role. Each restaurant also has a brand ambassador that coordinates with members of the local community on behalf of Joe's for group sales and fundraisers. Our restaurant managers have bonus incentives that are based on sales and restaurant-level profits.

        The Joe's Crab Shack training has three distinct levels. Our manager training is designed to fit all manager levels from the hourly flex manager to general manager. This comprehensive program is up to eight weeks in length, depending on the knowledge base and skill of the trainee and is both classroom and on-the-job based. Our certified trainer training is a special workshop designed to develop training specialists that reside in a restaurant or market that can oversee the training programs in that area. In order to be a certified trainer, candidates must be a fully validated hourly team member with recommendations from their general manager and director of operations. Hourly trainees are orientated by the general manager of their home restaurant with their program, schedule of activities and on-the-job training then set by the certified trainer. Through the training process, hourly trainees will attend classroom sessions, take examinations, watch videos and work alongside a certified trainer or a highly recommended individual that reports back to the certified trainer on performance and progress. Because Joe's is committed to the responsible service of alcohol, we have developed an in-house certification program that educates our restaurant personnel.

Brick House Tavern + Tap

        The Brick House team is led by a brand president who oversees three directors of operations who, in turn, each manage six to seven restaurants. Typical restaurant management includes a general manager, service manager, back-of-the-house manager, whom we refer to as our "executive chef," and bar manager. Brick House restaurant managers have bonus incentives that are based on sales and restaurant-level profits.

        Our training programs are eight weeks for all salaried managers and one to two weeks for all hourly positions. Our new hire training program is conducted by in-house trainers who have been certified by our restaurant lead trainer. At the end of training, there is a comprehensive test and an on-the-job training validation that must be completed before team members are allowed to work independently. Because Brick House is committed to the responsible service of alcohol, we have developed an in-house certification program that educates our restaurant personnel.

Romano's Macaroni Grill

        The Macaroni Grill team is led by a brand president who oversees three regional vice presidents. Each regional vice president oversees six to seven directors of operations, who typically manage seven to thirteen restaurants. Typical restaurant management at Macaroni Grill includes a general manager, a service manager and a culinary manager. Macaroni Grill restaurant managers have bonus incentives that are based on sales and restaurant level profits.

        Our training programs at Macaroni Grill are eight weeks for all salaried managers and approximately one week for all hourly positions. Our new hire training program is conducted by in-house trainers who have been certified by our restaurant lead trainer. At the end of training, there is a comprehensive written test and an on-the-job training review that must be completed before permission to work independently is granted. Because Macaroni Grill is committed to the responsible service of alcohol, we have developed an in-house certification program that educates our restaurant personnel.

Shared Services

        Each of our brands is supported by our Restaurant Support Center located in Houston, Texas. The Restaurant Support Center provides support services to all brands including marketing, menu development, accounting, real estate and development, human resources, legal, purchasing and information systems. We believe our Restaurant Support Center allows us to leverage our scale and share best practices across key functional areas that are common to all of our brands.

Site Selection

        We focus our development strategy for Joe's on new locations in narrowly defined geographic regions with high population density and a propensity for seafood and in close proximity to regional and national tourist attractions. Our development strategy for Brick House is largely intended to focus on opening new locations in the top 50 designated market areas across the country. We are currently evaluating our development strategy for Macaroni Grill, which has many locations in the top 100 DMAs with long-term leases. We are also exploring the possibility of converting certain underperforming Macaroni Grill restaurants into Joe's or Brick House restaurants. We have a dedicated development team that takes an analytical, data-driven approach to selecting new sites, which is largely based upon, but not limited to, the following criteria:

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

  •
  development and expansion constraints.

Restaurant Development and Economics

        We have in-house real estate and development capabilities. During 2013, we opened 14 restaurants, comprised of nine Joe's locations, including one conversion from a Brick House, and five Brick House restaurants, including two conversions from a Joe's and two conversions from a Macaroni Grill. Our capital investment, which includes build-out costs and cash pre-opening costs, amounted to $44.4 million for restaurants opened in 2013. Factors contributing to the fluctuation in capital investment per location include size of the property, geographical location, type of construction, cost of liquor and other licenses, and concessions received from landlords. A majority of the Joe's restaurants opened during 2013 were newly developed and built restaurants, while a majority of the Brick House restaurants opened during 2013 were conversions from either Joe's or Macaroni Grill restaurants. Conversions of other existing restaurants to Joe's or Brick House typically require less capital investment than newly developed and built restaurants. During the past three fiscal years, we have converted three Joe's restaurants to Brick House restaurants, two Brick House restaurants to Joe's restaurants, and two Macaroni Grill restaurants to Brick House restaurants.

        We target steady state new restaurant average unit volumes of approximately $3.9 million for Joe's and $3.2 million for Brick House, and cash-on-cash returns, which is defined as restaurant-level profit per store divided by total build-out costs and cash pre-opening costs, to exceed 25%. For fiscal year 2014, we target opening as many as eight new restaurants, including as many as five conversions.

        Performance of any new restaurant location will usually differ from its originally targeted performance due to a variety of factors, and these differences may be material. New restaurants typically encounter significant guest traffic and high sales in their initial months, which may decrease over time. Furthermore, average sales volumes of our new restaurants are impacted by a range of risks and uncertainties beyond our control, including those described under the caption "Risk Factors."

        We are also currently in the process of testing a limited remodeling project with respect to certain of our Joe's restaurants to make such locations more consistent with our current prototype. We may expand this project in the future if we determine there is a positive impact on the results of operations of these restaurants post-remodel.

Purchasing and Distribution

        Our dedicated purchasing team sources, negotiates and purchases all food supplies, operating supplies, and all restaurant equipment, furniture and fixtures. We have developed an extensive network of suppliers, with many relationships dating back over many years. We maintain relationships with many suppliers and have the ability to shift purchasing among suppliers, should more favorable terms become available in the market. In addition, we maintain multiple approved suppliers for all key components of our menu to mitigate risk and ensure supply. Suppliers are chosen based upon their ability to provide

(i) a continuous supply of product that meets all safety and quality specifications, (ii) logistics expertise and freight management, (iii) product innovation, (iv) customer service, (v) transparency of business relationship and (vi) competitive pricing. Specified products are distributed to all restaurants through a national distribution company under a negotiated contract. This distributor delivers products directly to our restaurants either two or three times per week depending on restaurant requirements. We completed the consolidation of Macaroni Grill's purchasing requirements with this distributor in August 2013. Produce is purchased locally from an approved supplier network to maximize operating efficiencies and to ensure freshness and product quality.

        Historically, our top selling menu items are based on Queen Crab, Snow Crab, Dungeness Crab, King Crab, whole lobster and shrimp, which collectively accounted for approximately 45% to 50% of our total food purchases in previous fiscal years. Crab, lobster and shrimp, collectively, have now mitigated to approximately 26% of total food purchases due to the acquisition of Macaroni Grill. We have established long-term relationships with key seafood vendors and usually source product directly from producers to get advantageous product access at the most competitive prices. As market conditions warrant, we can use these relationships to lock in forward pricing for six to 18 months. Pricing agreements are entered into for a minimum volume of product and are structured around current and historical prices and the projected menu mix. We employ a team at the Restaurant Support Center that is solely responsible for actively managing these contracts, which typically roll on a continuous basis.

        While seafood has historically accounted for a substantial portion of our total food purchases, in light of our acquisition of Macaroni Grill, we expect our total food purchases to become more heavily weighted towards items such as beef, chicken, flour and other items that have historically comprised a smaller portion of our food costs, and such items may subject us to additional volatility in price and availability. However, we do expect to achieve some purchasing synergies from the overall increase in our food purchases and the increased purchases of items common to two or more of our brands, such as seafood and poultry.

        In addition to using fixed price contracts, our Joe's menu provides inherent flexibility to help manage food cost. Crab is deliberately placed center stage as a defining item to the Joe's experience. Joe's Steampot and Crab in a Bucket offerings allow guests to choose between four varieties of crabs (Queen, Snow, Dungeness and King) and lobster. Each of these species has multiple fisheries and seasons. In addition to the ability to direct guests to other crab varieties, Steampots, the top selling item on the menu, provide additional product flexibility. The Steampot is a variety of both shellfish and non-seafood items served together in a simmering pot that have individual ingredients that can be adjusted based on prevailing market prices and general input availability. We believe this strategy greatly reduces our reliance on individual inputs and is largely opaque to the guest. In addition, should input prices increase, we have the ability to adjust menu prices very quickly, even within a few days, if appropriate. While certain of Macaroni Grill's food purchases were single sourced prior to our acquisition, we have obtained second and sometimes third supply sources for each inventory item, as well as domestic source suppliers for inventory items that are produced internationally.

        Crab is harvested during seasons and in accordance with regulations which are determined by various regulatory agencies. Crab is processed, frozen and shipped to either cold storage or to the master distributor. The master distributor fulfills restaurant orders by delivering frozen crab, which our restaurants store in a frozen state until preparation for service to the guest. We believe our strong supplier relationships, coupled with the inherent flexibility of our menu, minimizes our exposure to seafood supply chain shortages and market price increases. Cost of sales as a percentage of revenues for fiscal year 2013, 2012 and 2011 were 29.9%, 31.3% and 31.5%, respectively. In fiscal year 2013, our top three suppliers accounted for approximately 22% of our total food purchases.

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

Information Systems and Restaurant Reporting

        All of our restaurants use computerized management information systems, which are designed to improve operating efficiencies, provide restaurant and Restaurant Support Center management with timely access to financial and operating data and reduce administrative time and expense. Our integrated management information systems platform is a combination of in-house and outsourced systems. The major management information systems are divided by function:

  •
  restaurant point-of-sale;

  •
  restaurant back-of-house;

  •
  financial;

  •
  payroll/human resources; and

  •
  internal operational reports.

        All of our restaurants are equipped with computerized point-of-sale, or POS, and back-of-house systems. We use a third party vendor for our restaurant POS system. We have the ability to generate weekly and period-to-date operating results on a company-wide, brand-wide, regional and/or individual restaurant basis. Together, this allows us to closely monitor sales, food and beverage costs and labor and operating expenses at each of our restaurants. Our system runs on non-proprietary hardware with open architecture, intuitive touch screen interface and integrated credit and gift card processing. Our back-of-house systems include a kitchen display system for many of our restaurants. These systems also run on non-proprietary hardware with open architecture.

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

Employees

        As of December 30, 2013, we employed approximately 19,800 employees, of whom approximately 200 were Restaurant Support Center, executive management and multi-unit restaurant management personnel, approximately 1,100 were restaurant-level management personnel and the remainder were hourly restaurant personnel. During 2013, total employee counts ranged from 24,000 during peak summer season to 19,000 during the winter. None of our employees are covered by collective bargaining agreements, and we believe we have good relations with our employees.

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

        For Joe's, our primary competitors in the casual seafood segment include Red Lobster, Bonefish Grill, Landry's Seafood and Bubba Gump Shrimp Company. Joe's is America's only national crab house. Red Lobster is our only large-scale, nationally branded seafood competitor. Brick House competes in the bar and grill segment with brands such as BJ's Restaurant and Brewhouse, Buffalo Wild Wings and Yard House. The primary competitors of Macaroni Grill are Olive Garden and Carrabba's Italian Grill and other local, regional and national Italian restaurants. All three brands also compete with a broader range of other casual dining restaurant brands such as The Cheesecake Factory, Applebee's, Chili's, T.G.I. Friday's, Texas Roadhouse and Outback Steakhouse.

Seasonality

        There is a seasonal component to Joe's Crab Shack's business which typically peaks in the summer months (June, July and August) and slows in the winter months (November, December, January), while the seasonal component to Macaroni Grill's business typically peaks in the winter months. Because of the seasonality of our system-wide business, results for any fiscal quarter are not necessarily indicative of the results that may be achieved for future fiscal quarters or for the full fiscal.

Trademarks and Service Marks

        Our registered trademarks and service marks include Joe's Crab Shack® and logo design, Brick House Tavern + Tap® and logo design, and Romano's Macaroni Grill® and logo design. We have used or intend to use all the foregoing marks in connection with our restaurants and our franchised locations. We believe that our trademarks and service marks have significant value and are important to our brand-building efforts and identity and the marketing of our restaurant brand.

Licensing and Franchising Arrangements

        In addition to company-owned Macaroni Grills, on April 9, 2013, we acquired twelve franchised restaurants across four states and Puerto Rico, as well as twelve additional franchised units throughout nine foreign countries. Our acquisition of Macaroni Grill provided us with a franchise element to our business that provides an opportunity for us to explore franchise opportunities across our brands.

Therefore, we intend to evaluate the expansion of our brands through franchising in the United States and internationally.

        We would expect any future franchising arrangements to provide for revenue to us through initial franchising fees, ongoing royalties and marketing fees and all start-up costs paid by the franchisee. Our license agreements also require and any future agreements will require the franchisee to operate restaurants in accordance with certain defined operating procedures, adhere to our established menus and meet applicable quality, service, health and cleanliness standards.

        We are in the process of instituting what we believe is a rigorous and disciplined approach to developing a pipeline to drive franchising sales both domestically and internationally. We believe that international franchising may present an opportunity to provide higher returns on investment, while significantly reducing the capital and infrastructure required to own and operate international restaurants. Our established international franchising program with Macaroni Grill provides us with the capability to seek further expansion in international markets with our other brands. We seek franchising partners that have adequate financial resources, the ability to build-out a market, an established customer-facing interface and a track record of successful brand stewardship and awareness. For example, a franchise agreement was signed in early 2013 pursuant to which a new franchisee has agreed to open five Macaroni Grill restaurants in Saudi Arabia by 2020.

        In addition to our Joe's Crab Shack restaurant operations, we have a licensing agreement to provide branded seafood options under the Joe's Crab Shack brand at various retailers. We receive royalty revenues in connection with the license of the Joe's Crab Shack brand name based on a percentage of product sales, subject to a minimum royalty requirement. Furthermore, Macaroni Grill currently offers a premium line of seven frozen meals in numerous retail outlets throughout the U.S. through an exclusive licensing agreement with General Mills. We receive ongoing royalty revenues based on a percentage of product sales. We believe that these initiatives further enhance each of Joe's and Macaroni Grill brand awareness to prospective guests of our restaurants.

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

        Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license that typically must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect many aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

        We are subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our comprehensive general liability insurance policy.

        Our restaurant operations are also subject to federal and state laws governing employment (including the Fair Labor Standards Act of 1938 and the Immigration Reform and Control Act of 1986) regarding such matters as the minimum hourly wage, unemployment tax rates, sales tax and similar matters. Significant numbers of our service, food preparation and other personnel are paid at rates related to the federal minimum wage, which currently is $7.25 per hour. The tip credit allowance is the amount an employer is permitted to assume an employee receives in tips when the employer calculates the employee's hourly wage for minimum wage compliance purposes. Increases in the federal minimum wage, directly or by either a decrease in the tip credit amount or an insufficient increase in the tip credit amount to match an increase in the federal minimum wage, would increase our labor costs.

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

        We are also subject to laws and regulations relating to nutritional content, nutritional labeling, product safety, menu labeling and other regulations imposed by the FDA, including the Food Safety Modernization Act. Regulations relating to nutritional labeling may lead to increased operational complexity and expenses and may impact our sales.

Litigation

        Occasionally, we are a defendant or otherwise involved in lawsuits arising in the ordinary course of our business including claims resulting from "slip and fall" accidents, "dram shop" claims, construction-related disputes, employment-related claims, and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. When the potential liability can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. As of the date of this report, we do not believe the potential exposure with respect to any of these pending lawsuits and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows. Refer to "Legal Proceedings" in Item 3 for additional disclosure.

Available Information

        We maintain a website with the address www.igniterestaurants.com. On our website, we make available at no charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and our proxy statement, as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our filings are also available on the SEC's website at www.sec.gov. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The contents of our website are not incorporated by reference into this Form 10-K.

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

Risks Related to Our Business

You should not rely on historical results in our comparable restaurant sales or our average unit volumes as an indication of our future results of operations because they may fluctuate significantly.

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

        Our comparable restaurant sales and average unit volumes may not increase at rates achieved over the past several fiscal years or may decrease below levels achieved in recent years. In addition, our comparable restaurant sales and average unit volumes will likely continue to be negatively impacted by the addition of Macaroni Grill restaurants, and we may not be able to successfully transform and integrate the new brand. Changes in our comparable restaurant sales and average unit volumes could cause the price of our common stock to fluctuate substantially.

Macroeconomic conditions could adversely affect our ability to increase the sales and profits of existing restaurants or to open new restaurants.

        Although the global economy has shown signs of recovery over the last three years, the United States may continue to suffer from depressed economic activity. Recessionary economic cycles, higher fuel and other energy costs, lower housing values, low consumer confidence, inflation, increases in commodity prices, higher interest rates, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect discretionary consumer spending could adversely affect our revenues and profit margins and make opening new restaurants more difficult. Our guests may have lower disposable income and reduce the frequency with which they dine out. This could result in reduced guest traffic, reduced average checks or limitations on the prices we can charge for our menu items, any of which could reduce our sales and profit margins. In addition, many of our Joe's Crab Shack restaurants are located in areas that we consider tourist or vacation destinations. Therefore, in those locations, we depend in large part on vacation travelers to frequent our Joe's Crab Shack restaurants, and such destinations typically experience a reduction in visitors during economic downturns, thereby reducing the potential guests that could visit our restaurants. Also, businesses in the shopping vicinity in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could, in turn, further negatively affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our results of operations and growth strategy.

Macaroni Grill has experienced significant declines in total revenues in the last several years, and we may not be able to reverse these trends or realize the anticipated benefits of the acquisition for the Company.

        On April 9, 2013, we completed the acquisition of Macaroni Grill. Macaroni Grill's revenues have steadily declined in the last several years, including a decline of approximately 25% over its last three fiscal years, from $524.4 million in fiscal year 2010, to $437.7 million in fiscal year 2011 and to $395.4 million in fiscal year 2012. Since our acquisition, the comparable restaurant sales of Macaroni Grill have continued to decline, with a 6.5% decrease in comparable restaurant sales when comparing post-acquisition period ended December 30, 2013 to the comparable period in 2012.

        While we have implemented and may continue to implement a number of measures to transform the Macaroni Grill brand, there can be no assurance that these measures will be successful. One of these measures, for example, was the introduction of a revamped menu in our Macaroni Grill restaurants in August 2013, as well as many of its original brand elements. These measures or any other changes we implement may not increase guest traffic at or improve the performance of our Macaroni Grill restaurants. Accordingly, it is possible that the trend of declining revenues experienced in prior years will continue. In addition, this attempted transformation has resulted in and may continue to result in expenses and losses and may continue to divert significant financial resources that would otherwise be available for ongoing development of existing brands.

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

If we fail to execute our growth strategy, which partially depends on our ability to open new restaurants that are profitable, our business could suffer.

        Historically, one of the key means of achieving our growth strategies has been through opening new restaurants and operating those restaurants on a profitable basis. We expect this to continue to be an important element of our growth for the foreseeable future. For fiscal year 2014, we target opening as many as eight new Joe's and/or Brick House restaurants. Because of the continuing economic downturn, there are fewer new developments, such as shopping centers, being constructed, which reduce the supply of new restaurant locations. As a result, competition for prime locations is intense and the prices commanded for such locations have remained high. There is no guarantee that a sufficient number of locations will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Delays or failures in opening new restaurants, or achieving lower than expected sales in new restaurants, could materially adversely affect our growth strategy. Once we have identified suitable restaurant sites, our ability to open new restaurants successfully and on the development schedule we anticipate will also depend on numerous other factors, some of which are beyond our control, including, among other items, the following:

  •
  our ability to secure suitable new restaurant sites;

  •
  our ability to control the timing and costs of construction and development of new restaurants;

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

        Although we target specified new restaurant average unit volumes, cash on cash returns and capital investment for our brands, new restaurants may not meet these targets. Any restaurant we open may not be profitable or achieve operating results similar to those of our existing restaurants. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure, or be able to hire or retain the necessary management and operating personnel. Our existing restaurant management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel.

        There is also the potential that some of our new restaurants will be located near areas where we have existing restaurants, thereby reducing the revenues of such existing restaurants.

Our success depends on our ability to compete with many other restaurants.

        The restaurant industry is intensely competitive, and we compete with many well-established restaurant companies on the basis of food taste, price of products offered, guest service, atmosphere, location and overall guest experience. Our competitors include restaurant chains and individual restaurants that range from independent local operators to well-capitalized national and regional restaurant companies. Our Joe's Crab Shack restaurants compete against other casual seafood restaurants, including national and regional chains and local seafood restaurants, as well as against casual dining restaurants that provide a different type of food. Our Brick House Tavern + Tap restaurants compete against casual restaurants in the bar and grill segment and restaurants in the casual dining segment. Our Macaroni Grill restaurants compete against local, regional and national Italian restaurants, as well as restaurants in the casual dining segment that serve food other than Italian.

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

        In 2012, management concluded that there was a material misstatement that occurred and determined it appropriate to restate its previously issued financial statements as of January 3, 2011 and January 2, 2012 and for the years ended December 28, 2009, January 3, 2011 and January 2, 2012 and as of March 26, 2012 and for the twelve week periods ended March 28, 2011 and March 26, 2012. In connection with the restatement of our previously issued financial statements, our CEO and CFO performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that they were not effective as a result of certain material weaknesses in our internal controls over financial reporting. A "material weakness" is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected in a timely basis.

        These material weaknesses in our internal controls over financial reporting contributed to the restatement of our previously issued financial statements. We took steps to remediate the identified material weaknesses and as of December 30, 2013, such material weaknesses had been remediated. We will continue to review our internal controls over financial reporting in the areas identified and other areas and update our accounting policies and procedures accordingly. However, there is no guarantee that additional material weaknesses will not be identified in the future or that any of these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any future failure in our controls could cause us to fail to meet our reporting obligations or result in a misstatement of our accounts and disclosures that could result in a material misstatement to our annual or interim consolidated financial statements in future periods that would not be prevented or detected. If our financial statements are not timely or accurate, then, in addition to the risks described above, investors may lose confidence in our reported information and our ability to prevent fraud, we could be delisted from NASDAQ and we could lose our ability to access capital markets. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an "emerging growth company" as defined in the JOBS Act, if we continue to take advantage of the exemptions contained in the JOBS Act. We expect that we will remain an "emerging growth company" until the earliest of (i) the last day of our fiscal year following the fifth anniversary of our IPO; (ii) the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a "large accelerated filer," which will occur at such time as we have (1) an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (2) been required to file annual, quarterly and current reports under the Exchange Act of 1934, as amended, or the Exchange Act, for a period of at least 12 calendar months, and (3) filed at least one annual report pursuant to the Exchange Act. As a result, we may qualify as an "emerging growth company" until as late as May 10, 2017. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Legal proceedings or regulatory actions commenced in connection with the restatement could require us to incur significant costs and have an adverse impact on our business, financial condition and results of operations.

        On July 18, 2012, we announced our intention to restate our financial statements for the years ended December 28, 2009, January 3, 2011 and January 2, 2012 and the related interim periods. As a result of the restatement, on July 20, 2012, a putative class action complaint was filed in the U.S. District Court for the Southern District of Texas against us, certain of our current directors and officers and the underwriters in the IPO. The plaintiffs allege that all the defendants violated Section 11 of the Securities Act of 1933 (the "Securities Act"), and certain of our directors and officers have control person liability under Section 15 of the Securities Act, based on allegations that in light of the July 18, 2012 restatement announcement, our IPO registration statement and prospectus contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified compensatory damages and attorneys' fees and costs. The discovery process has begun and we are vigorously defending the matter on the merits. However, we are unable to predict the outcome of this case and any future related cases.

Changes in food and supply costs, including the cost of crab, could adversely affect our results of operations.

        Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including crab, shrimp, lobster and other seafood. In fiscal year 2013, Queen Crab, Snow Crab, Dungeness Crab, King Crab, lobster and shrimp accounted for approximately 26% of our total food purchases. Any increase in food prices, particularly for these food items, could adversely affect our operating results. In light of our acquisition of Macaroni Grill, our total food purchases became more heavily weighted towards items such as beef, chicken, flour and other items that have historically comprised a smaller portion of our food costs, and such items subject us to additional volatility in price and availability. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as weather conditions (including hurricanes), oil spills, fisherman strikes, food safety concerns, costs of distribution, product recalls and government regulations. Furthermore, the introduction of or changes to tariffs on seafood, such as imported crab and shrimp or other food products, could increase our costs and possibly impact the supply of those products. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu items and prices, and a failure to do so could adversely affect our operating results. In addition, because our menu items are moderately priced, we may not seek to or be able to pass along price increases to our guests. If we adjust pricing there is no assurance that we will realize the full benefit of any adjustment due to changes in our guests' menu item selections and guest traffic.

Brick House is a newer and still evolving brand and our plans to expand Brick House may not be successful.

        While Joe's, Brick House and Macaroni Grill are subject to the risks and uncertainties described herein, there is an enhanced level of risk and uncertainty related to the expansion of Brick House, our most recently developed brand. While Brick House has grown to 20 locations since its founding in 2008, it is still evolving and has not yet proven its long-term growth potential.

        Initially, we opened Brick House restaurants across a broad range of geographies with the intent of optimizing the brand prior to a continued build out. While we continue to incorporate key insights into our new restaurant rollout plans, we believe the brand is now positioned for expansion. However, there can be no assurance that the enhancements we intend to implement as part of the brand optimization process will be successful or that additional new restaurant growth will occur. Brick House will be subject to the risks and uncertainties that accompany any emerging restaurant brand. If Brick House fails to expand and/or continue generating profits, our operating results could suffer.

We may incur costs resulting from breaches of security of confidential guest information related to our electronic processing of credit and debit card transactions.

        The majority of our restaurant sales are by credit or debit cards. Recently, a number of other retailers have experienced security breaches in which credit and debit card information has been stolen. Although we use secure private networks to transmit confidential information, third parties may have the technology or know-how to breach the security of the guest information transmitted in connection with credit and debit card sales, and our security measures and those of technology vendors may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent these security measures, he or she could destroy or steal valuable information or disrupt our operations. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition, results of operations and cash flows. Further, adverse publicity resulting from these allegations could significantly harm our reputation and may have a material adverse effect on us and our restaurants.

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

        We believe that maintaining and developing our restaurant brands are critical to our success and our growth strategy, and that the importance of brand recognition is significant as a result of competitors offering products similar to our products. We have made significant marketing expenditures to create and maintain brand loyalty as well as to increase awareness of our brands. If our brand-

building strategy is unsuccessful, these expenses may never be recovered, and we may be unable to increase our future sales or implement our business strategy.

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

        As discussed above, for fiscal year 2014, we target opening as many as eight new restaurants, including as many as five conversions of existing restaurants. New restaurants typically experience an adjustment period before sales levels and operating margins normalize. When our new restaurants open, they typically encounter startup costs, but also significant guest traffic and, therefore, high sales in their initial months. However, over time, these new restaurants may experience a decrease in guest traffic and sales compared to their opening months. Accordingly, sales achieved by new or converted restaurants may not be indicative of future operating results. Also, due to the foregoing factors, results for any one fiscal quarter are not necessarily indicative of results to be expected for any other fiscal quarter or for a full fiscal year.

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

Approximately 41% of our restaurants are located in Texas, California and Florida and, as a result, we are sensitive to economic and other trends and developments in those states.

        As of December 30, 2013, 137 of our 335 restaurants were spread across Texas (56), California (42) and Florida (39). As a result, we are particularly susceptible to adverse trends and economic conditions in those states, including their labor markets. In addition, given our geographic concentration in these states, negative publicity regarding any of our restaurants in such states could have a material adverse effect on our business and operations, as could other occurrences in these regions such as local competitive changes, changes in consumer preferences, local strikes, new or revised laws or regulations, energy shortages or increases in energy prices, droughts, hurricanes, fires, floods or other natural disasters.

        In addition, many of our restaurants in California and Florida are located in areas that we consider tourist or vacation destinations. Therefore, we depend in large part on vacation travelers to frequent our restaurants in these locations. Any change in consumer preferences away from California and Florida as their choice of destination could have a material adverse effect on our business and results of operation.

Allergy concerns relating to crab and other shellfish items could affect consumer preferences and could negatively impact our results of operations.

        Many of our food items contain crab or other shellfish items. In recent years, there has been negative publicity concerning shellfish and other food allergies. This negative publicity, as well as any other negative publicity concerning food products we serve, may adversely impact demand for our food and could result in a decrease in guest traffic to our restaurants. Owing to the severe nature of certain shellfish allergies, shellfish have recently been identified by the U.S. Food and Drug Administration as a significant allergen. The introduction of seafood and shellfish labeling regulations to the restaurant industry could cause us to modify the operations or atmosphere of our restaurants, which could adversely affect our business and brand differentiation.

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

        We believe that we have benefited substantially from the leadership and experience of our executive officers, including our Chief Executive Officer, Raymond A. Blanchette, III, and our President and Chief Financial Officer, Michael J. Dixon. The loss of the services of any of our executive officers could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis. In addition, any such departure could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. As our business expands, our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified executive-level personnel. Our inability to attract and retain qualified executive officers in the future could impair our growth and harm our business.

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

        In addition, availability of staff varies widely from restaurant to restaurant. In fiscal year 2013, our restaurant manager turnover rate was 34% and our hourly restaurant employee turnover at our comparable restaurants was 100% for Joe's and Brick House. If restaurant management and staff turnover trends increase, we could suffer higher direct costs associated with recruiting, training and retaining replacement personnel. Moreover, we could suffer from significant indirect costs, including restaurant disruptions due to management changeover and potential delays in new restaurant openings or adverse guest reactions to inadequate guest service levels due to staff shortages. Competition for qualified employees may exert upward pressure on wages paid to attract such personnel, resulting in higher labor costs, together with greater recruitment and training expense.

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

        Among the federal laws with which we must comply is the National Labor Relations Act that applies to the election by employees to be represented by a labor organization for purposes of collective bargaining over wages, hours, working conditions and terms and conditions of employment. Currently, none of our employees are represented by labor organizations for these purposes. However, potential union representation and collective bargaining agreements may result in increased labor costs that can have an impact on competitiveness. Labor disputes, as well, may precipitate strikes and picketing that may have an impact on business, including guest patronage and supplier deliveries.

Our existing senior secured credit facility contains financial covenants, negative covenants and other restrictions and failure to comply with these requirements could cause the related indebtedness to become due and payable and limit our ability to incur additional debt.

        The lenders' obligation to extend credit under our existing senior secured credit facility depends upon our maintaining certain financial covenants. In particular, our senior secured credit facility requires us to maintain a leverage ratio of rent adjusted debt to EBITDAR (earnings before interest, taxes, depreciation and amortization expense and rent expense, plus certain additional addbacks more particularly specified in the credit agreement), and a minimum fixed charge coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The facility, as amended on October 25, 2013, allows for (a) a maximum leverage ratio of (i) (6.25x through June 29, 2014, (ii) 6.00x on June 30, 2014 through March 29, 2015, (iii) 5.75x on March 30, 2015 through September 27, 2015, (iv) 5.50x on September 28, 2015 through March 27, 2016, (v) 5.25x on March 28, 2016 through June 26, 2016, (vi) 5.00x on June 27, 2016 through September 25, 2016, and (vii) 4.75x on September 26, 2016 and thereafter, and (b) a minimum fixed charge ratio of (i) 1.25x through September 28, 2014, (ii) 1.30x on September 29, 2014 through March 29, 2015, (iii) 1.35x on March 30, 2015 through September 27, 2015, (iv) 1.40x on September 28, 2015 through March 27, 2016, (v) 1.45x on March 28, 2016 through September 25, 2016, and (vi) 1.50x on September 26, 2016 and thereafter. Failure to maintain these ratios could result in an acceleration of outstanding amounts under the credit facility and restrict us from borrowing amounts under the facility to fund our future liquidity requirements. In addition, our credit facility contains certain negative covenants, which, among other things, limit our ability to:

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

        As of December 30, 2013, we had approximately $132.0 million of total indebtedness outstanding and available borrowing capacity of $9.8 million under our credit agreement. We may not be able to refinance our indebtedness prior to or at its maturity on acceptable terms or at all.

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

        In fiscal year 2013, approximately 13% of Joe's gross revenues, 43% of Brick House gross revenues and 15% of Macaroni Grill gross revenues were attributable to the sale of alcoholic beverages. Our alcoholic beverage sales may increase in the future. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on-premises and to provide service for extended hours and on Sundays. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. In the past, we have been subject to fines for violations of alcoholic beverage control regulations. Any future failure to comply with these regulations and obtain or retain liquor licenses could adversely affect our results of operations and overall financial condition.

We are subject to many federal, state and local laws with which compliance is both costly and complex.

        The restaurant industry is subject to extensive federal, state and local laws and regulations, including the recently enacted comprehensive health care reform legislation and those relating to building and zoning requirements and the preparation and sale of food. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and liquor licenses, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986 and applicable requirements concerning the minimum wage, overtime, family leave, tip credits, working conditions, safety standards, immigration status, unemployment tax rates, workers' compensation rates and state and local payroll taxes), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990, or the ADA.

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

        Although we source our seafood from third-party food suppliers and distributors that we believe accurately identify and label the seafood items that they sell and inspect food products when they are delivered to us, we do not conduct DNA sampling on the products we purchase. Therefore, we cannot assure that the seafood items we purchase from third-parties have been accurately labeled, which could cause us to inadvertently mislabel such items in our restaurants. Recent studies have shown a number of instances of fish products being inaccurately labeled as other species in retail outlets, including grocery stores and restaurants. Although none of our restaurant brands was included in these studies, negative publicity regarding seafood mislabeling, even when not related to our restaurants, could affect consumer preferences and the consumption of seafood and consequently impact our sales. In addition, if any incident of seafood mislabeling were to occur at one of our restaurants, it could erode consumer affinity for our brands and significantly reduce their respective values and damage our business. Furthermore, public concern over seafood mislabeling could result in new regulations relating to the sourcing and labeling of seafood products. For instance, a bill was introduced to the U.S. Congress in July 2012 that was intended to address seafood fraud by requiring fish suppliers and restaurants to provide more information to their customers about the seafood they sell. Although such bill was not enacted, future bills may be proposed and enacted and compliance with any such regulations could cause us to incur additional costs.

We occupy most of our restaurants under long-term non-cancelable leases which may obligate us to perform even after a restaurant closes, and we may be unable to renew leases at the end of their terms.

        All of our restaurant locations are leased under individual lease agreements. Leases are noncancelable and in general, have 10 to 15 year terms, with three to five-year extensions. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. If we are required to make payments in respect of leases for closed or unopened restaurants or if we are unable to renew our restaurant leases, our business and results of operations could be adversely affected.

The impact of negative economic factors, including the availability of credit, on our landlords, developers and surrounding tenants could negatively affect our financial results.

        Negative effects on our existing and potential landlords due to the inaccessibility of credit and other unfavorable economic factors may, in turn, adversely affect our business and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease obligations owed to us. In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers. Our development of new restaurants may also be adversely affected by the negative economic factors affecting developers and potential landlords. Developers and/or landlords may try to delay or cancel recent development projects (as well as renovations of existing projects) due to the instability in the credit markets and recent declines in consumer spending, which could reduce the number of appropriate locations available that we would consider for our new restaurants. If any of the foregoing affect any of our landlords, developers and/or surrounding tenants, our business and results of operations may be adversely affected. To the extent our restaurants are part of a larger retail project or tourist destination, our guest traffic could be negatively impacted by economic factors affecting our surrounding tenants.

We have recorded impairment charges in past periods and may record additional impairment charges in future periods.

        We periodically evaluate possible impairment of goodwill and our other intangible assets, as well as other fixed assets at the individual restaurant-level, and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. We also periodically evaluate the criteria we use as an indication of asset impairment. We recorded impairment charges of $0.7 million in fiscal year 2013 related to Macaroni Grill's trademarks. If we are unable to improve the performance of our Macaroni Grill restaurants or if we experience deteriorating results at other restaurants, we could recognize additional impairment charges.

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

        Our registered trademarks and service marks include Joe's Crab Shack and the design, our stylized logos, Brick House Tavern + Tap and the design, and Romano's Macaroni Grill and the design, which are protected under applicable intellectual property laws. We believe that our trademarks and other proprietary rights are important to our success and our competitive position, and, therefore, we devote resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized use or imitation by others, which could harm our image, brand or competitive position. If we commence litigation to enforce our rights, we will incur significant legal fees.

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

  •
  restaurant operating costs and expenses for our newly-opened restaurants, which are often materially greater during the first several months of operation than thereafter;

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

  •
  expansion to new markets;

  •
  increases in infrastructure costs; and

  •
  fluctuations in commodity prices.

        Our business is also subject to seasonal fluctuations. Our revenues are typically highest in the summer months (June, July and August) and lowest in the winter months (November, December and January) with respect to Joe's restaurants and highest in the winter months with respect to Macaroni Grill restaurants. As a result, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one fiscal quarter are not necessarily indicative of results to be expected for any other fiscal quarter or for any fiscal year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

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

We are a party to franchise relationships and are pursuing additional franchise relationships, and any current or future franchisees could take actions that could be harmful to our business.

        With the acquisition of Macaroni Grill, we acquired the payment of royalties by franchisees. In addition, during 2013, we launched efforts to begin to franchise our Brick House brand. Our ability to pursue future franchise relationships depends in part upon our ability to find and attract quality franchisees. Any franchisees will be contractually obligated to operate their restaurants in accordance with our standards and all applicable laws. However, although we will attempt to properly train and support any franchisees, franchisees are independent third parties that we will not control, and the franchisees own, operate and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchised restaurant rests with the franchisee. Adverse events beyond our control, such as quality issues related to a food product or a failure to maintain quality standards at a franchised restaurant, could negatively impact our brand, business and results of operations. In addition, the failure of any future franchisees or any of their restaurants to remain financially viable could result in their failure to pay royalties owed to us. Furthermore, the Macaroni Grill acquisition added an international component to our business through franchising, and we intend to pursue additional international franchise relationships for all of our brands. The addition of operations in foreign jurisdictions through franchising involves additional risks to us, including complying with foreign regulatory requirements and general economic and political conditions in such foreign markets, and we may be unsuccessful in complying with such requirements.

We have incurred and expect to continue to incur increased costs as a result of operating as a public company.

        Prior to our IPO, we had not been subject to the reporting requirements of the Exchange Act or the other rules and regulations of the Securities Exchange Commission, or the SEC, or any securities exchange relating to public companies. Ongoing compliance with the various reporting and other requirements applicable to public companies require considerable time and attention of management, particularly if we are no longer an "emerging growth company."

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

        For as long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an "emerging growth company." Some investors may find our common stock less attractive if we continue to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

        We anticipate that we will remain an "emerging growth company" until the earlier of the end of the fiscal year during which we have total annual gross revenues of $1.0 billion or more and May 10, 2017.

Risks Related to Ownership of Our Common Stock

Concentration of ownership by J.H. Whitney VI may prevent new investors from influencing significant corporate decisions.

        J.H. Whitney VI owns, in the aggregate, approximately 68% of our outstanding common stock. As a result, J.H. Whitney VI is able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions and will continue to have significant control over our management and policies. In addition, two of the six members of our board of directors are principals of J.H. Whitney. J.H. Whitney VI can take actions that have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power with J.H. Whitney VI may have an adverse effect on the price of our common stock. The interests of J.H. Whitney VI may not be consistent with your interests as a stockholder. J.H. Whitney VI is also able to transfer control of us to a third-party by transferring their common stock, which would not require the approval of our board of directors or our other stockholders.

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

        J.H. Whitney VI owns more than 50% of the total voting power of our common stock and therefore, we qualify as a "controlled company" under The NASDAQ Stock Market corporate governance listing standards. As a controlled company, we are exempt under The NASDAQ Stock Market listing standards from the obligation to comply with certain of The NASDAQ Stock Market corporate governance requirements, including the requirements:

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

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchased them.

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

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

        As of December 30, 2013, we had 136 Joe's Crab Shack restaurants in 33 states, 20 Brick House Tavern + Tap restaurants in 10 states, and 179 Romano's Macaroni Grill restaurants in 35 states, as shown in the table below.

State	Joe's Crab Shack	Brick House Tavern + Tap	Romano's Macaroni Grill	Total
Alabama	1	—	3	4
Arizona	3	—	7	10
Arkansas	—	—	1	1
California	13	—	29	42
Colorado	3	1	7	11
Delaware	1	—	1	2
Florida	13	3	23	39
Georgia	6	—	6	12
Idaho	1	—	—	1
Illinois	4	2	2	8
Indiana	3	—	2	5
Iowa	1	—	1	2
Kansas	1	—	1	2
Kentucky	2	1	1	4
Louisiana	2	—	2	4
Maine	—	—	1	1
Maryland	5	—	5	10
Massachusetts	1	—	2	3
Michigan	3	—	5	8
Minnesota	1	—	3	4
Missouri	3	1	5	9
Nebraska	1	—	1	2
Nevada	2	—	4	6
New Jersey	7	2	6	15
New Mexico	—	—	1	1
New York	8	1	2	11
North Carolina	1	—	7	8
Ohio	1	1	6	8
Oklahoma	3	—	2	5
Pennsylvania	4	1	4	9
South Carolina	3	—	2	5
Tennessee	3	—	6	9
Texas	28	7	21	56
Utah	2	—	3	5
Virgina	5	—	6	11
Washington	1	—	1	2

Total company-owned restaurants	136	20	179	335

        As of December 30, 2013, Macaroni Grill had open franchise restaurants in the following jurisdictions:

Bahrain	2
Canada	1
Dubai	2
Egypt	1
Japan	1
Germany	1
Mexico	2
Puerto Rico	7
Qatar	1
Taiwan	1
United States
Illinois	1
Florida	1
Hawaii	2
Texas	1

Total franchised restaurants	24

        A summary of new restaurant openings, converted restaurant openings, restaurants permanently closed and restaurants closed for conversions during the last three fiscal years is provided in the table below.

	Fiscal Year
	2013	2012	2011
Ignite Restaurant Group
Restaurants at beginning of period	144	135	126
New restaurants opened during period	9	10	10
Restaurants acquired during period	186	—	—
Converted restaurants opened during period	5	1	1
Restaurants permanently closed during period	(6)	—	(1)
Restaurants closed for conversion during period	(3)	(2)	(1)

Restaurants at end of period	335	144	135
Joe's Crab Shack
Restaurants at beginning of period	129	119	113
New restaurants opened during period	8	10	7
Converted restaurants opened during period	1	1	—
Restaurants permanently closed during period	(1)	—	(1)
Restaurants closed for conversion during period	(1)	(1)	—

Restaurants at end of period	136	129	119
Brick House Tavern + Tap
Restaurants at beginning of period	15	16	13
New restaurants opened during period	1	—	3
Converted restaurants opened during period	4	—	1
Restaurants closed for conversion during period	—	(1)	(1)

Restaurants at end of period	20	15	16
Romano's Macaroni Grill
Restaurants at beginning of period	—	—	—
Restaurants acquired during period	186	—	—
Restaurants permanently closed during period	(5)	—	—
Restaurants closed for conversion during period	(2)	—	—

Restaurants at end of period	179	—	—

        Our Restaurant Support Center is located in Houston, Texas. We occupy this facility under a lease for approximately 31,000 square feet that expires on October 31, 2015. Due to the acquisition of Macaroni Grill, we also currently have a lease through October 2015 for a facility that had historically been the headquarters for Macaroni Grill in Dallas, Texas. We fully transitioned all of our employees from Dallas to our Restaurant Support Center by July 2013.

        All of our restaurant locations are leased under individual lease agreements. Leases are noncancelable and, in general, have 10 to 15 year terms, with three to five-year extensions. Most of our leases contain a minimum base rent, and generally have escalating base rent increases over the term of the lease. Some of our leases provide for contingent rent, which is determined as a percentage of sales in excess of specified minimum sales levels.

Item 3.    LEGAL PROCEEDINGS.

        On July 18, 2012, we announced our intention to restate our financial statements for the years ended December 28, 2009, January 3, 2011 and January 2, 2012 and the related interim periods. On July 20, 2012, a putative class action complaint was filed in the U.S. District Court for the Southern

District of Texas against us, certain of our current directors and officers and the underwriters in the IPO. The plaintiffs allege that all the defendants violated Section 11 of the Securities Act of 1933 (the "Securities Act") and certain of our directors and officers have control person liability under Section 15 of the Securities Act, based on allegations that in light of the July 18, 2012 restatement announcement, our IPO registration statement and prospectus contained untrue statements of material facts, omitted to state other facts necessary to make the statements made not misleading, and omitted to state material facts required to be stated therein. Plaintiffs seek unspecified compensatory damages and attorneys' fees and costs. We have begun the discovery process, however, we continue to believe this lawsuit is without merit, and are vigorously defending the lawsuit. However, we are unable to predict the outcome of this case and any future related cases.

Item 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The shares of our common stock have traded on the NASDAQ Global Select Market under the symbol "IRG" since our IPO on May 11, 2012. Prior to that, there was no public market for our common stock. The following table sets forth the quarterly high and low sales prices of our common stock as reported by NASDAQ in 2013 and 2012:

	High	Low
Fiscal Year 2013
First Quarter	$16.81	$12.09
Second Quarter	$20.50	$14.44
Third Quarter	$21.28	$14.32
Fourth Quarter	$17.50	$11.26
Fiscal Year 2012
Second Quarter	$19.23	$16.50
Third Quarter	$19.87	$12.50
Fourth Quarter	$15.30	$10.80

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

Holders

        As of December 30, 2013, there were 17 holders of record of our common stock.

Price Performance Graph

        The following graph compares the cumulative total shareholder return on $100.00 invested at the opening of the market on May 11, 2012, the date our common shares first traded on NASDAQ, through and including the market close on December 30, 2013, with the cumulative total return for the same time period of the same amount invested in the NASDAQ Composite Index and the Dow Jones U.S. Restaurants & Bars Index.

	5/11/2012	6/18/2012	9/10/2012	12/31/2012	4/1/2013	7/1/2013	9/30/2013	12/30/2013
Ignite Restaurant Group, Inc. (IRG)	$100.00	$110.80	$87.42	$77.15	$88.66	$111.63	$92.11	$75.67
NASDAQ Composite Index	$100.00	$98.69	$105.81	$102.92	$110.41	$117.07	$128.55	$141.60
Dow Jones U.S. Restaurants & Bars Index	$100.00	$97.61	$96.49	$95.10	$104.77	$110.48	$114.18	$119.20

Item 6.    SELECTED FINANCIAL DATA.

        The following table provides a summary of our historical consolidated financial and operating data for the periods and as of the dates indicated. We derived the statement of operations data presented below for the fiscal years ended December 30, 2013, December 31, 2012 and January 2, 2012 and selected balance sheet data presented below as of December 30, 2013 and December 31, 2012 from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected statement of operations data for the fiscal years ended January 3, 2011 and December 28, 2009 and the selected balance sheet data as of January 2, 2012, January 3, 2011 and December 28, 2009 have been derived from audited consolidated financial statements not included in this report.

        Our fiscal year ends on the Monday nearest to December 31 of each year. Fiscal years 2013, 2012, 2011 and 2009 were 52-week years ended on December 30, 2013, December 31, 2012, January 2, 2012 and December 28, 2009, respectively, while fiscal year 2010 was a 53-week year ended on January 3, 2011.

        The historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with "Risk Factors,"

"Management's Discussion and Analysis of Financial Condition and Results of Operations," and our audited consolidated financial statements.

	Fiscal Year
	2013	2012	2011	2010	2009
	(dollars and shares in thousands, except per share amounts)
Statement of Operations Data(1):
Revenues	$760,848	$465,056	$405,243	$351,327	$307,801
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	227,571	145,451	127,607	103,981	89,845
Labor expenses	233,321	127,331	111,721	98,162	87,920
Occupancy expenses	66,737	33,865	30,667	27,685	25,425
Other operating expenses	159,344	81,200	72,337	64,412	58,606
General and administrative	52,465	31,725	23,556	20,719	18,783
Depreciation and amortization	27,507	18,572	16,011	13,190	12,268
Pre-opening costs	4,824	3,871	4,855	4,627	1,474
Asset impairments and closures	1,371	115	333	909	15
Loss on disposal of property and equipment	2,601	2,296	1,295	3,242	1,244

Total costs and expenses	775,741	444,426	388,382	336,927	295,580

Income (loss) from operations	(14,893)	20,630	16,861	14,400	12,221
Interest expense, net	(5,246)	(9,366)	(9,215)	(3,831)	(3,867)
Gain (loss) on insurance settlements	1,161	(799)	1,126	589	1,192

Income (loss) before income taxes	(18,978)	10,465	8,772	11,158	9,546
Income tax expense (benefit)	(12,393)	1,751	(3,291)	1,456	507

Net income (loss)	$(6,585)	$8,714	$12,063	$9,702	$9,039

Per Share Data(1)(7):
Net income (loss) per share
Basic and diluted	$(0.26)	$0.37	$0.63	$0.51	$0.47
Weighted average shares outstanding
Basic	25,629	23,328	19,178	19,178	19,178
Diluted	25,629	23,329	19,178	19,178	19,178
Selected Other Data(1)(2):
Restaurants open at end of period	335	144	135	126	119
Change in comparable restaurant sales(3)	(1.8)%	2.2%	6.9%	4.9%	9.5%
Restaurant operating weeks	14,711	7,367	6,871	6,499	6,060
Average weekly sales(4)	$52	$63	$59	$54	$51
Average unit volumes(5)	$2,496	$3,050	$2,970	$2,810	$2,599
Adjusted net income (loss)(6)	$(1,317)	$14,675	$8,592	—	—
Capital expenditures	$51,364	$44,226	$39,442	$32,420	$17,858

	December 30, 2013	December 31, 2012	January 2, 2012	January 3, 2011	December 28, 2009
	(in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$972	$6,929	$3,725	$12,572	$4,976
Total assets	$347,084	$201,438	$177,835	$152,549	$127,329
Long-term debt (including current portion)	$131,982	$45,000	$117,757	$34,833	$34,988
Total liabilities	$245,477	$95,221	$162,036	$69,342	$54,091
Total stockholders' equity(7)	$101,607	$106,217	$15,799	$83,207	$73,238

(1)
Activity for Macaroni Grill commenced from the acquisition date, April 9, 2013.

(2)
See the definitions of key performance indicators beginning on page 39.

(3)
Our comparable restaurant base includes restaurants open for at least 104 weeks, or approximately 24 months. Change in comparable restaurant sales represents the change in period-over-period sales for the comparable restaurant base.

(4)
Average weekly sales for Macaroni Grill is calculated based on post-acquisition revenue and operating weeks.

(5)
Average unit volume for Macaroni Grill includes both pre- and post-acquisition revenues from January 1, 2013, the beginning of Ignite's fiscal year, until December 30, 2013.

(6)
Adjusted net income (loss) was not used by management in fiscal years 2010 and 2009 as a non-GAAP financial measure and, therefore, is not included. A reconciliation and discussion of these non-GAAP financial measures are included under "Non-GAAP Financial Measures." These measures should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

(7)
Immediately prior to the completion of our IPO, we effected a 19,178.226-to-1 stock split. We also reduced the par value of our common stock from $1.00 per share to $0.01 per share. The share and per share information for 2009 to 2011 included in these consolidated financial statements were retroactively adjusted to reflect the stock split. We issued 6.4 million shares in relation to our IPO in May 2012 and received net proceeds of $81.1 million.

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

        Our fiscal year ends on the Monday nearest to December 31 of each year. Fiscal years 2012 and 2011 were 52-week years, while fiscal year 2010 was a 53-week year. References to fiscal years 2013, 2012 and 2011 are references to fiscal years ended December 30, 2013, December 31, 2012 and January 2, 2012, respectively. Prior to fiscal year 2013, the first three quarters of our fiscal year consist of 12 weeks and our fourth quarter consists of 16 weeks for 52-week fiscal years and 17 weeks for 53-week fiscal years.

Commencing in fiscal year 2013, we changed our quarterly accounting periods to be comprised of 13 weeks, except for 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks.

Overview

        Ignite Restaurant Group, Inc. operates three restaurant brands in the casual dining segment, Joe's Crab Shack ("Joe's"), Brick House Tavern + Tap ("Brick House") and Romano's Macaroni Grill ("Macaroni Grill"). Each of our restaurant brands offers a variety of high-quality food in a distinctive, casual, high-energy atmosphere. Joe's, Brick House and Macaroni Grill operate in a diverse set of markets across the United States and internationally. As of December 30, 2013, we owned and operated 136 Joe's, 20 Brick House and 179 Macaroni Grill restaurants in 36 states, and franchised 24 Macaroni Grill restaurants within the United States and foreign countries.

        Joe's Crab Shack is an established, national chain of casual dining seafood restaurants. Joe's serves a variety of high-quality seafood items, with an emphasis on crab. Joe's is a high-energy, family-friendly restaurant that encourages guests to "roll up your sleeves and crack into some crab." Brick House Tavern + Tap is a casual restaurant brand that provides guests an elevated experience appropriate for every day usage. Macaroni Grill, a pioneer in the polished casual dining segment, offers guests a blend of authentic Italian food with innovative Italian preparation.

        Since our acquisition in 2006, we have implemented several initiatives that we believe have favorably impacted our performance at Joe's. These factors include improving our executive leadership team as well as management in our restaurants, expanding our marketing program from spot network to national cable advertising, innovating Joe's menu to increase our sales of crab related items and improving operational execution and efficiency. As a result of these initiatives, we have experienced 21 out of the last 22 fiscal quarters of positive comparable restaurant sales growth and improved our financial results. We believe the initiatives undertaken at Joe's have also repositioned the brand as a market leading casual seafood restaurant.

        While executing these initiatives at Joe's, we also developed and successfully launched a new restaurant brand, Brick House Tavern + Tap. With the addition of the Brick House brand, on July 7, 2009, we officially changed our name to Ignite Restaurant Group, Inc. The first two Brick House locations were opened in 2008 by converting former Joe's locations into Brick House locations. Based on the results of these two locations, we began opening Brick House locations as new restaurants. Brick House has since grown to 20 restaurants operating in 10 states, but remains a relatively small part of our business when compared to our company-wide operations. Our local store marketing initiatives for Brick House have produced comparable restaurant sales increase for the last eight consecutive fiscal quarters. For fiscal year 2013, revenues from our Brick House brand were 6.8% of our total revenues.

Outlook

        Our near term business strategy focuses on two primary elements: reviving the Macaroni Grill brand and continuing the growth of our legacy brands through new unit development.

        We completed our acquisition of Macaroni Grill on April 9, 2013. Prior to the acquisition, Macaroni Grill's revenues were steadily declining, including a decline of approximately 25% over the last three fiscal years, from $524.4 million in the fiscal year ended June 30, 2010 to $395.4 million in the fiscal year ended June 27, 2012. Since our acquisition, the comparable restaurant sales of Macaroni Grill continued to decline by 6.5%.

        We believe that Macaroni Grill has significant earnings potential but has underperformed in the last several years. Similar to Macaroni Grill, the performance of the Joe's brand was lagging before it came under Ignite's management. However, the experience of our management team allowed us to transform Joe's into a market leader, while simultaneously developing and launching Brick House.

Despite a difficult economic environment, we achieved positive comparable restaurant sales growth in 21 out the last 22 quarters, expanded our geographic footprint and improved our financial performance in the four year period following the acquisition of Joe's.

        We believe many of the same key elements of the Joe's transformation are present at Macaroni Grill, including the ability to: accelerate menu innovation to create a relevant, compelling menu; elevate service, atmosphere and operations to create a premium dining experience; revamp the current marketing plan and emphasize innovation and continuity in our messaging; and optimize real estate by converting underperforming restaurants into Joe's or Brick House restaurants. In addition, Macaroni Grill will benefit from the talent and innovation of our culinary and beverage teams that have driven innovation success at Joe's and Brick House.

        Additionally, since the acquisition of Macaroni Grill, we have implemented a comprehensive marketing program that includes national cable television advertising, social media communications, and an updated and enhanced menu. In addition, we increased restaurant-level staffing in order to deliver our expected level of guest services and to help increase revenues. We are also in the process of bringing many of the original brand elements that historically made a visit to Macaroni Grill a memorable experience back to our Macaroni Grill restaurants. For example, we have begun to restore wine as the key focus of a Macaroni Grill visit by, among other things, reviving our house wine feature, which we believe was a key element of Macaroni Grill's early success. We have also reintroduced the consistent presence of opera singers to our Macaroni Grill restaurants system-wide to provide entertainment that elevates our guests' dining experience to an authentic Italian experience.

        While the Macaroni Grill business has generated a loss from operations of $19.9 million and negative cash flows since the acquisition, we believe these investments, along with continued marketing strategy and menu development evolution, will allow us to improve the operations of the Macaroni Grill brand and make it a positive contributor to our financial results. However, these measures or any other changes we implement may not increase guest traffic or improve the performance at our Macaroni Grill restaurants.

        For fiscal year 2013, we opened 14 new restaurants, including five conversions, and closed nine restaurants, including three closed for conversion. We target opening as many as eight new restaurants in fiscal year 2014, including as many as five conversions.

Key Performance Indicators

        In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are comparable restaurant sales growth, average weekly sales, restaurant operating weeks, average check, average unit volume and number of restaurant openings.

  Comparable Restaurant Sales Growth

        Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for at least 104 weeks, or approximately 24 months. As of the fiscal years ended December 30, 2013, December 31, 2012 and January 2, 2012, there were 309 (including 179 Macaroni Grill restaurants), 123 and 114 restaurants, respectively, in our comparable restaurant base. Comparable restaurant sales growth can be generated by an increase in guest counts and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing restaurants as the impact of new restaurant openings is excluded.

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

  Average Check

        Average check is calculated for Joe's and Macaroni Grill by dividing net sales by guest counts for a given time period. Management uses this indicator to analyze the dollars spent in our Joe's and Macaroni Grill restaurants per guest. This measure aids management in identifying trends in guest preferences, as well as the effectiveness of menu price increases and other menu changes.

        Guest counts represent the estimated number of guests served in our restaurants. The count is estimated based on the number of entrées sold. Our estimates may vary from actual guest counts due to the variability in the level of sharing of certain entrée items on our menu. Given the significant level of alcohol sales and appetizer sales at Brick House, guest count is more difficult to quantify and therefore, we do not currently calculate average check as a key performance indicator for that brand.

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

Results of Operations

        The following table presents the consolidated statement of operations for the past three fiscal years expressed as a percentage of revenues.

	Fiscal Year
	2013	2012	2011
Revenues	100.0%	100.0%	100.0%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	29.9	31.3	31.5
Labor expenses	30.7	27.4	27.6
Occupancy expenses	8.8	7.3	7.6
Other operating expenses	20.9	17.5	17.9
General and administrative	6.9	6.8	5.8
Depreciation and amortization	3.6	4.0	4.0
Pre-opening costs	0.6	0.8	1.2
Asset impairments and closures	0.2	0.0	0.1
Loss on disposal of property and equipment	0.3	0.5	0.3

Total costs and expenses	102.0	95.6	95.8

Income (loss) from operations	(2.0)	4.4	4.2
Interest expense, net	(0.7)	(2.0)	(2.3)
Gain (loss) on insurance settlements	0.2	(0.2)	0.3

Income (loss) before income taxes	(2.5)	2.3	2.2
Income tax expense (benefit)	(1.6)	0.4	(0.8)

Net income (loss)	(0.9)%	1.9%	3.0%

*
The percentages reflected are subject to rounding adjustments.

        The following table sets forth additional operating information for the periods indicated that we use in assessing our performance:

	Fiscal Year
	2013	2012	2011
	(dollars in thousands)
Selected Other Data(1)(2):
Number of restaurants open (end of period):
Joe's Crab Shack	136	129	119
Brick House Tavern + Tap	20	15	16
Romano's Macaroni Grill	179	—	—

Total restaurants	335	144	135
Restaurant operating weeks
Joe's Crab Shack	6,912	6,543	6,022
Brick House Tavern + Tap	842	824	849
Romano's Macaroni Grill	6,957	—	—
Average weekly sales
Joe's Crab Shack	$65	$64	$60
Brick House Tavern + Tap	$61	$56	$55
Romano's Macaroni Grill(3)	$37	—	—
Average unit volumes
Joe's Crab Shack	$3,185	$3,037	$2,960
Brick House Tavern + Tap	$3,149	$3,168	$3,179
Romano's Macaroni Grill(4)	$1,999	—	—
Change in comparable restaurant sales
Joe's Crab Shack	1.0%	2.1%	7.4%
Brick House Tavern + Tap	5.3%	3.6%	(6.9)%
Romano's Macaroni Grill	(6.5)%	—	—
Income (loss) from operations
Joe's Crab Shack	$45,635	$45,272	$36,260
Brick House Tavern + Tap	$1,197	$1,391	$(527)
Romano's Macaroni Grill	$(19,901)	—	—
Corporate	$(41,824)	$(26,033)	$(18,872)

Total	$(14,893)	$20,630	$16,861
Adjusted net income (loss)(5)	$(1,317)	$14,675	$8,592

(1)
Activity for Macaroni Grill commenced from acquisition date, April 9, 2013.

(2)
See the definitions of key performance indicators beginning on page 39.

(3)
Average weekly sales for Macaroni Grill is calculated based on post-acquisition revenue and operating weeks.

(4)
Average unit volume for Macaroni Grill includes both pre- and post-acquisition revenue from January 1, 2013, the beginning of Ignite's fiscal year, until December 30, 2013.

(5)
A reconciliation and discussion of these non-GAAP financial measures are included under "Non-GAAP Financial Measures." These measures should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

Fiscal Year 2013 (52 Weeks) Compared to Fiscal Year 2012 (52 Weeks)

        The following table sets forth information comparing the components of net income for the fiscal year ended December 30, 2013 and December 31, 2012.

	Fiscal Year
			Increase (Decrease)	Percent Change
	2013	2012
	(dollars in thousands)
Revenues	$760,848	$465,056	$295,792	63.6%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	227,571	145,451	82,120	56.5
Labor expenses	233,321	127,331	105,990	83.2
Occupancy expenses	66,737	33,865	32,872	97.1
Other operating expenses	159,344	81,200	78,144	96.2
General and administrative	52,465	31,725	20,740	65.4
Depreciation and amortization	27,507	18,572	8,935	48.1
Pre-opening costs	4,824	3,871	953	24.6
Asset impairments and closures	1,371	115	1,256	1,092.2
Loss on disposal of property and equipment	2,601	2,296	305	13.3

Total costs and expenses	775,741	444,426	331,315	74.5%

Income (loss) from operations	(14,893)	20,630	(35,523)	(172.2)
Interest expense, net	(5,246)	(9,366)	4,120	(44.0)
Gain (loss) on insurance settlements	1,161	(799)	1,960	(245.3)

Income (loss) before income taxes	(18,978)	10,465	(29,443)	(281.3)%
Income tax expense (benefit)	(12,393)	1,751	(14,144)	(807.8)

Net income (loss)	$(6,585)	$8,714	$(15,299)	(175.6)%

  Revenues

        Revenues were $760.8 million for fiscal year 2013, an increase of $295.8 million, or 63.6%, compared to revenues of $465.1 million for fiscal year 2012, of which $261.7 million, or 56.3%, of the increase in revenues came from Macaroni Grill, which has been included in our results since April 9, 2013. Comparable restaurant sales of our legacy brands contributed $5.7 million, or 1.2%, of the total revenue increase, while non-comparable restaurants contributed $28.4 million, or 6.1%, of the total revenue increase.

        Revenues at Joe's increased 6.9% to $447.8 million in fiscal year 2013 compared to $418.9 million in fiscal year 2012. The increase is related to net new stores in addition to a 1.0% increase in comparable restaurant sales. The comparable restaurant sales increase is comprised of 1.0% increase in pricing and 0.8% increase in mix, offset by a 0.8% decrease in guest count. Joe's average weekly sales increased to $65 thousand from $64 thousand in the prior year. Restaurant operating weeks increased to 6,912 in 2013 from 6,543 in 2012 due to nine new store openings offset by two closed restaurants.

        Brick House revenues increased 11.3% to $51.4 million in fiscal year 2013 versus $46.2 million in fiscal year 2012. The increase was the result of a 5.3% increase in comparable restaurant sales and five new store openings. The comparable restaurant sales increase is comprised of a 2.8% increase in pricing and 2.5% increase in combined guest count and mix benefits. Brick House average weekly sales increased to $61 thousand from $56 thousand in the prior year. Restaurant operating weeks increased to 842 in 2013 from 824 in 2012 due to new store openings, partially offset by the closure of one Brick House.

        Revenues at Macaroni Grill were $261.7 million, which includes $2.3 million in royalty income. The 6.5% comparable restaurant sales decrease is comprised of 8.8% decrease in guest count and 0.9% decrease in pricing, offset partially by 3.2% increase in mix.

  Operating Costs and Expenses

        Restaurant operating costs and expenses increased by $299.1 million, or 77.1%, over the prior year primarily due to the acquisition of Macaroni Grill and the increased operating weeks from new store openings.

        As a percent of revenue, cost of sales decreased to 29.9% from 31.3% primarily due to the inclusion of the Macaroni Grill business which tends to have slightly lower food costs as a percent of revenue than Joe's. In addition, we experienced favorable seafood pricing and a continued mix move to more favorable margin items offset partially by discounts and promotions at Macaroni Grill. Labor expenses, as a percentage of revenue, increased to 30.7% from 27.4% due to higher labor costs as a percent of revenue at Macaroni Grill as a result of their lower sales volume. Occupancy expenses, as a percentage of revenue, increased to 8.8% from 7.3% primarily due to deleverage from the lower sales volumes at Macaroni Grill. Other operating expenses increased, as a percentage of revenue, to 20.9% from 17.5% primarily due to deleveraging of fixed costs against lower Macaroni Grill unit sales volume.

  General and Administrative

        General and administrative expenses increased by $20.7 million, or 65.4%, to $52.5 million for fiscal year 2013 from $31.7 million for fiscal year 2012. The increase was mainly due to a general increase in support center expenses and field supervision associated with the Macaroni Grill acquisition. In addition, we incurred $6.0 million in acquisition-related expenses, $1.3 million in higher stock-based compensation, and $0.8 million in proposed secondary offering expenses, as compared to restatement expenses of $1.9 million and IPO-related expenses of $1.9 million in the prior year. As a percent of revenue, general and administrative expenses remained relatively flat at 6.9% in fiscal year 2013 versus 6.8% in fiscal year 2012.

  Depreciation and Amortization

        Depreciation and amortization expense increased by $8.9 million, or 48.1%, to $27.5 million for fiscal year 2013 from $18.6 million for fiscal year 2012 primarily due to a higher depreciable base from the addition of the Macaroni Grill restaurants and newly opened restaurants. As a percentage of revenue, depreciation and amortization decreased to 3.6% in the current year from 4.0% in the prior year.

  Pre-Opening Costs

        Pre-opening costs increased by $1.0 million, or 24.6%, to $4.8 million for fiscal year 2013 from $3.9 million for fiscal year 2012 mainly due to the timing of scheduled restaurant openings partially offset by a decrease in average spending per restaurant opening. We opened 14 new restaurants in 2013 and 11 new restaurants in 2012. We also incurred pre-opening costs in both years for restaurants opened in the subsequent fiscal year.

  Asset Impairments and Closures

        Asset impairments and closures increased by $1.3 million to $1.4 million for fiscal year 2013 from $0.1 million for fiscal year 2012 mainly due to the current year impairment charge of $0.7 million and the impact of nine restaurants closed in fiscal year 2013 versus two restaurants closed in fiscal year 2012. If we are unable to improve the performance of Macaroni Grill, as discussed in the Outlook section above, we may incur additional impairment charges in the future.

  Loss on Disposal of Property and Equipment

        Loss on disposal of property and equipment increased by $0.3 million to $2.6 million for fiscal year 2013 from $2.3 million for fiscal year 2012. The loss in fiscal year 2013 was primarily due to $1.0 million in asset retirement losses for closed, converted and remodeled restaurants, and $1.6 million in replacement of restaurant equipment and facilities improvements. The loss in fiscal year 2012 was primarily due to a $1.0 million write-off of property and equipment for one Joe's restaurant location that was closed in a prior year, $0.6 million in asset retirement losses for converted and remodeled restaurants, and $0.7 million in replacement of restaurant equipment and facilities improvements.

  Interest Expense, Net

        Interest expense, net decreased by $4.1 million, or 44.0%, primarily due to the write-off of debt issuance costs related to refinancing and debt repayment transactions in fiscal years 2013 and 2012, amounting to approximately $0.5 million and $3.3 million, respectively, and the lower average debt balances in fiscal year 2013 compared to fiscal year 2012.

  Gain (Loss) on Insurance Settlements

        The gain on insurance settlements during fiscal year 2013 represents insurance recovery on losses recognized in 2012 caused by Hurricane Sandy. The loss on insurance settlements during fiscal year 2012 was caused by property damage write-off, business interruption losses and clean-up costs from Hurricane Sandy amounting to $1.0 million, partially offset by a $0.2 million final insurance recovery settlement related to hurricane damage sustained at one of our restaurants in fiscal year 2008.

  Income Tax Expense (Benefit)

        Income tax expense decreased by $14.1 million in fiscal year 2013 to a $12.4 million income tax benefit from a $1.8 million income tax expense in fiscal year 2012 mainly due to a loss before income taxes in fiscal year 2013 versus income before income taxes in fiscal year 2012 and an increase in tax credit carryfowards. The effective income tax rate increased to 65.3% in fiscal year 2013 from 16.7% in fiscal year 2012 primarily due to the impact of the tax credit carryforwards added to the tax benefit on the loss before income taxes in 2013.

Fiscal Year 2012 (52 Weeks) Compared to Fiscal Year 2011 (52 Weeks)

        The following table sets forth information comparing the components of net income for the fiscal year ended December 31, 2012 and January 2, 2012.

	Fiscal Year
			Increase (Decrease)	Percent Change
	2012	2011
	(dollars in thousands)
Revenues	$465,056	$405,243	$59,813	14.8%
Cost and expenses
Restaurant operating costs and expenses
Cost of sales	145,451	127,607	17,844	14.0
Labor expenses	127,331	111,721	15,610	14.0
Occupancy expenses	33,846	30,708	3,138	10.2
Other operating expenses	81,219	72,296	8,923	12.3
General and administrative	31,725	23,556	8,169	34.7
Depreciation and amortization	18,572	16,011	2,561	16.0
Pre-opening costs	3,871	4,855	(984)	(20.3)
Asset impairments and closures	115	333	(218)	(65.5)
Loss on disposal of property and equipment	2,296	1,295	1,001	77.3

Total costs and expenses	444,426	388,382	56,044	14.4%

Income from operations	20,630	16,861	3,769	22.4
Interest expense, net	(9,366)	(9,215)	(151)	1.6
Gain (loss) on insurance settlements	(799)	1,126	(1,925)	(171.0)

Income before income taxes	10,465	8,772	1,693	19.3%
Income tax expense (benefit)	1,751	(3,291)	5,042	(153.2)

Net income	$8,714	$12,063	$(3,349)	(27.8)%

  Revenues

        Revenues were $465.1 million for fiscal year 2012, an increase of $59.9 million, or 14.8%, compared to revenues of $405.2 million for fiscal year 2011. Comparable restaurant sales contributed $8.0 million, or 2.0%, of the total revenue increase, while non-comparable restaurants contributed $51.9 million, or 12.8%, of the total revenue increase.

        Revenues at Joe's increased 16.8% to $418.9 million in fiscal year 2012 versus $358.5 million in fiscal year 2011. This increase is related to new store openings in addition to a 2.1% increase in comparable restaurant sales. The comparable restaurant sales increase is comprised of 1.9% increase in pricing and 4.2% increase in mix, offset by a 4.0% decrease in guest count achieved through the execution of five distinct marketing campaigns with signature menu items driving a successful shift in menu mix toward our signature dishes. This has also increased Joe's average weekly sales to $64 thousand from $60 thousand in the prior year. Restaurant operating weeks increased to 6,543 in 2012 from 6,022 in 2011 due to 11 new store openings offset by 1 closed restaurant.

        Brick House revenues decreased 1.2% to $46.2 million in fiscal year 2012 versus $46.7 million in fiscal year 2011. The decrease was caused by one closed location offset by a 3.6% increase in comparable restaurant sales. The comparable restaurant sales increase is comprised of 0.8% increase in pricing and 2.8% increase in guest count and mix. Brick House average weekly sales increased to $56 thousand from $55 thousand in the prior year. Restaurant operating weeks decreased to 824 in 2012 from 849 in 2011 due to one closed restaurant.

  Operating Costs and Expenses

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

  Loss on Disposal of Property and Equipment

        Loss on disposal of property and equipment increased by $1.0 million to $2.3 million for fiscal year 2012 from $1.3 million for fiscal year 2011. The loss in fiscal year 2012 was primarily due to a $1.0 million write-off of property and equipment for one Joe's restaurant location that was closed in a prior year, $0.6 million in asset retirement losses for converted and remodeled restaurants, and replacement of restaurant equipment and facilities improvements. The loss in fiscal year 2011 was primarily due to a $0.6 million write-off of property and equipment for a Brick House location to be converted to a Joe's in fiscal year 2012, write-offs for abandoned remodel projects and $0.5 million in replacement of restaurant equipment and facilities improvement.

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

  Income Tax Expense (Benefit)

        Income tax expense increased by $5.1 million from a $3.3 million income tax benefit in fiscal year 2011 to a $1.8 million income tax expense in fiscal year 2012 mainly caused by the higher income before income taxes and the release of a $4.7 million valuation allowance in fiscal year 2011. Excluding the effect of the release of the valuation allowance, the effective income tax rate increased from 15.6% in fiscal year 2011 to 16.7% in fiscal year 2012.

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

        Macaroni Grill has generated a loss from operations of $19.9 million from the acquisition date and as a result has decreased our net cash provided by operating activities. We are implementing plans to restore the profitability of Macaroni Grill in the near future but there can be no assurance that the actual results will not differ materially from our plans. Alternatively, if we continue experiencing negative cash trends from Macaroni Grill operations, we can supplement our liquidity position by closing underperforming restaurants, postponing restaurant development, cutting discretionary capital expenditure spending, and divesting non-core assets. We may also be required to raise additional funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any of these financing options would be available on favorable terms, if at all.

        We believe that our current sources of liquidity and capital will be sufficient to finance our continued operations and expansion plans for at least the next twelve months.

        The following table shows summary cash flows information for fiscal years 2013, 2012 and 2011 (in thousands):

	Fiscal Year
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$16,919	$40,632	$32,279
Investing activities	(107,135)	(44,012)	(39,379)
Financing activities	84,259	6,584	(1,747)

Net increase (decrease) in cash and cash equivalents	$(5,957)	$3,204	$(8,847)

  Operating Activities

        Net cash provided by operating activities decreased to $16.9 million for fiscal year 2013 from $40.6 million for fiscal year 2012. The decrease was primarily due to the decrease in restaurant-level profit, expenses related to the Macaroni Grill acquisition, and higher general and administrative expenses due to the addition of Macaroni Grill's operations, offset partially by lower cash paid for interest and income taxes, and payment of restatement and IPO-related expenses in fiscal year 2012.

        Net cash provided by operating activities increased from $32.3 million for fiscal year 2011 to $40.6 million for fiscal year 2012 primarily due to the increase in sales and restaurant-level profit in fiscal year 2012, partially offset by an increase in costs associated with our initial public offering, restatement costs and expenses, and higher interest and income taxes paid in fiscal year 2012 compared to fiscal year 2011.

  Investing Activities

        Net cash used in investing activities was $107.1 million, $44.0 million and $39.4 million in 2013, 2012 and 2011, respectively. The net cash used was primarily attributable to capital expenditures for fiscal years 2013, 2012 and 2011 of $51.4 million, $44.2 million and $39.4 million, respectively, and the acquisition of Macaroni Grill in 2013. Variances in capital expenditures are primarily due to the number and timing of new or converted locations under construction.

        We estimate that total capital expenditures for fiscal year 2014 will be approximately $45 million to $55 million, with as many as eight new restaurants, including as many as five conversions planned.

  Financing Activities

        Net cash provided by financing activities was $84.3 million for fiscal year 2013 compared to the net cash provided by financing activities of $6.6 million for fiscal year 2012, which was primarily caused by a net borrowing on our credit facility of $87.0 million in fiscal year 2013, which includes the financing for the Macaroni Grill acquisition, versus a net payment on our credit facility of $72.8 million and the $81.1 million proceeds from our IPO in fiscal year 2012.

        Net cash provided by financing activities was $6.6 million for fiscal year 2012 compared to net cash used in financing activities of $1.7 million for fiscal year 2011, which was primarily caused by our IPO and the prepayment of a portion of our term loan as a result of the IPO.

        We completed our IPO on May 16, 2012 in which we received $81.1 million in net proceeds, after deducting direct offering costs of $9.0 million. We also prepaid $42.5 million of the term loan then outstanding from the net proceeds of our IPO. We paid $0.3 million in debt issuance costs related to the amendment of our debt facility and another $1.4 million in debt issuance costs related to Revolving Credit Facility (see below). With the Revolving Credit Facility, we paid down the remaining $74.5 million balance of the term loan after the IPO with a revolving credit borrowing of $45.0 million from the Revolving Credit Facility and $29.5 million of cash on hand. Prior to the IPO, we had also made a scheduled payment on the term loan amounting to $0.8 million in the first quarter of 2012.

  Senior Secured Credit Facility

        On October 29, 2012, we entered into a new $100.0 million five-year senior secured revolving credit facility (the "Revolving Credit Facility"), which included a letter of credit sub-facility of up to $10 million and a swing line sub-facility of up to $15.0 million, with a syndicate of commercial banks and other financial institutions. The initial interest rate for borrowings under the facility was equal to, at our option, either (a) LIBOR plus a margin of 2.00%, or (b) the base rate (as defined in the agreement) plus a margin of 1.00%. Thereafter, the applicable margins were subject to adjustment based on our leverage ratio as determined on a quarterly basis. In addition, we were required to pay a commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee rate was 0.30% per annum, and was also subject to adjustment thereafter on a quarterly basis based on our leverage ratio.

        The Revolving Credit Facility contained financial covenants including a leverage ratio and a minimum fixed charge coverage ratio, as described in the agreement. The facility also contained other covenants which, among other things, limit our ability to incur additional indebtedness, create liens on our assets, make certain investments, guarantees or loans, merge, consolidate or otherwise dispose of assets other than in the ordinary course of business, make acquisitions, and pay dividends or make other restricted payments. The facility was guaranteed by each of our subsidiaries and secured by substantially all of our present and future assets and a lien on the capital stock or other equity interests of our direct and indirect subsidiaries.

  Acquisition of Macaroni Grill and New Credit Facility

        On April 9, 2013, we completed our acquisition of Macaroni Grill. The preliminary aggregate purchase price paid at closing was approximately $60.4 million. In October 2013, we agreed on the final working capital adjustment as outlined in the purchase agreement. The agreement called for us to receive a payment of $4.1 million in cash and up to an additional $1.1 million from income tax refunds being claimed related to pre-acquisition tax periods. As of December 30, 2013, we have received $1.0 million of the $1.1 million from income tax refunds. The final aggregate acquisition price after the final working capital adjustment amounted to $55.2 million. The $5.2 million total purchase price adjustment was recorded as a reduction to goodwill. The acquisition includes 186 company-owned and twelve franchised restaurants across 36 states and Puerto Rico as well as twelve additional franchised units throughout nine foreign countries.

        To finance the acquisition, on April 9, 2013, we amended our Revolving Credit Facility ("New Revolving Credit Facility"), of which $10.0 million was drawn at closing, and added a $50.0 million term loan facility (the "Term Loan" and together with the New Revolving Credit Facility, the "New Credit Facility"). The initial interest rate for borrowings under the New Credit Facility was at LIBOR plus a margin of 3.5%, or the base rate (as defined in the agreement) plus a margin of 2.5%, as we elected. Thereafter, the applicable margins were subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.25% to 4.25% on LIBOR-based loans, and from 0.25% to 3.25% on base rate-based loans. In addition, we were required to pay commitment fees on the unused portion of the New Revolving Credit Facility. The commitment fee rate was 0.50% per annum, and is subject to adjustment thereafter on a quarterly basis based on our leverage ratio.

        On October 25, 2013, we entered into a First Amendment (the "Amendment") to our New Credit Facility. The initial interest rate for borrowings under the amendment is at LIBOR plus a margin of 4.5% or the base rate (as defined in the agreement) plus a margin of 3.5%, as we may elect. Thereafter, the applicable margins are subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.75% to 4.5% on LIBOR-based loans, and from 0.75% to 3.5% on base rate-based loans.

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

        The Amendment modified the financial covenants such that (a) the leverage ratio may not exceed (i) 6.25x through June 29, 2014, (ii) 6.00x on June 30, 2014 through March 29, 2015, (iii) 5.75x on March 30, 2015 through September 27, 2015, (iv) 5.50x on September 28, 2015 through March 27, 2016, (v) 5.25x on March 28, 2016 through June 26, 2016, (vi) 5.00x on June 27, 2016 through September 25, 2016, and (vii) 4.75x on September 26, 2016 and thereafter, and (b) the fixed charge coverage ratio may not be less than (i) 1.25x through September 28, 2014, (ii) 1.30x on September 29, 2014 through March 29, 2015, (iii) 1.35x on March 30, 2015 through September 27, 2015, (iv) 1.40x on September 28, 2015 through March 27, 2016, (v) 1.45x on March 28, 2016 through September 25, 2016, and (vi) 1.50x on September 26, 2016 and thereafter. We were in compliance with the applicable financial covenants as of December 30, 2013. The Amendment also modified certain definitions, mandatory payment provisions and financial covenants, including the maximum leverage ratios applicable to our real property lease obligation covenant and certain definitions and covenants with respect to the treatment of acquisitions.

        In connection with the Amendment, we prepaid $2.0 million of the Term Loan with a borrowing under the Revolving Credit Facility. This prepayment will reduce all remaining term loan principal payments on a pro-rata basis.

        The weighted average interest rate on the New Credit Facility at December 30, 2013 was 4.9%. As of December 30, 2013, we had outstanding letters of credit of approximately $5.0 million and available borrowing capacity of approximately $9.8 million under the New Revolving Credit Facility.

Off-Balance Sheet Arrangements

        Except for restaurant operating leases, we have no material off-balance sheet arrangements.

Contractual Obligations

        The following table sets forth our contractual obligations and commercial commitments as of December 30, 2013 (in thousands):

	Payments Due by Period in Years
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving credit facility(a)	$85,207	$—	$—	$85,207	$—
Term loan	46,775	2,998	7,796	35,981	—
Operating leases	527,500	56,813	103,854	86,584	280,249
Interest payments(b)	26,542	6,486	12,588	7,468	—
Uncertain tax positions(c)	—	—	—	—	—

Total	$686,024	$66,297	$124,238	$215,240	$280,249

(a)
Our revolving credit facility expires on April 8, 2018.

(b)
We estimate future interest payments using interest rates and applicable margin for our term loan and revolving credit facility at December 30, 2013.

(c)
We have $0.8 million of uncertain tax positions, including interest and penalties, recorded in other long-term liabilities or as a reduction to net operating loss carryforwards. It is not reasonably possible to predict at this time when (or if) any of these assessments will be settled.

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

Adjusted net income (loss)

        We calculate adjusted net income (loss) by eliminating from net income (loss) the impact of items we do not consider indicative of our ongoing operations. Specifically, we believe that this non-GAAP measure provides greater comparability and enhanced visibility into our results of operations by excluding the impact of special charges and certain other expenses. Adjusted net income (loss) represents net income (loss) less items such as (a) transaction costs related to our acquisition of Macaroni Grill, (b) transaction costs related to our IPO, (c) costs related to the preparation and filing of a registration statement for a proposed secondary offering of our common stock, (d) write-off of debt issuance costs, (e) loss on disposal of fixed assets related to conversion, remodels and closures, (f) loss (gain) on insurance settlements, (g) restatement expenses, (h) hedge terminations, (i) asset impairments, (j) certain other expenses, (k) the income tax effect of the above described adjustments, and (l) the release of deferred tax asset valuation allowance. We believe this measure provides additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of these adjusted measure should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to these adjustments.

        A reconciliation of net income (loss) to adjusted net income (loss) is as follows:

	Fiscal Year
	2013	2012	2011
	(in thousands)
Net income (loss)	$(6,585)	$8,714	$12,063
Adjustments:
Acquisition-related expenses	6,035	—	—
IPO-related expenses	—	1,864	—
Proposed secondary offering expenses	759	—	—
Write-off of debt issuance costs	507	3,281	1,378
Loss on disposal of fixed assets related to conversions, remodels and closures	1,000	1,549	628
Loss (gain) on insurance settlements	(1,161)	799	(1,126)
Restatement expenses	—	1,873	—
Hedge termination	—	—	427
Asset impairments	682	—	—
Other expenses	327	448	579
Income tax effect of adjustments above	(2,881)	(3,853)	(698)
Release of deferred tax asset valuation allowance	—	—	(4,659)

Adjusted net income (loss)	$(1,317)	$14,675	$8,592

Restaurant-level profit and restaurant-level profit margin

        As used herein, restaurant-level profit represents revenues less (i) licensing and franchising revenues not attributable to core company-owned restaurant operations, (ii) cost of sales, (iii) labor expenses, (iv) occupancy expenses, and (v) other operating expenses (vi) plus non-cash rent related to restaurant operations. Restaurant-level profit margin is calculated as restaurant-level profit divided by restaurant sales. Restaurant-level profit and restaurant-level profit margin are a supplemental measure of operating performance of our restaurants that do not represent and should not be considered as an alternative to net income or revenues as determined by GAAP, and our calculation thereof may not be comparable to that reported by other companies. Restaurant-level profit and restaurant-level profit margin have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Management believes restaurant-level profit and restaurant-level profit margin are an important component of financial results because they are a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses restaurant-level profit and restaurant-level profit margin as key metrics to evaluate our financial performance compared with our competitors, to evaluate the profitability of incremental sales and to evaluate our performance across periods.

	Fiscal Year
	2013	2012	2011
	(in thousands, except percentages)
Revenues	$760,848	$465,056	$405,243
Less: Other revenues	(2,484)	(340)	(584)

Restaurant sales(A)	$758,364	$464,716	$404,659

Restaurant operating costs and expenses
Cost of sales	227,571	145,451	127,607
Labor expenses	233,321	127,331	111,721
Occupancy expenses	66,737	33,865	30,667
Other operating expenses	159,344	81,200	72,337
Deferred rent	(4,382)	(1,536)	(1,806)

Restaurant-level profit(B)	$75,773	$78,405	$64,133

Restaurant-level profit margin (B÷A)	10.0%	16.9%	15.8%

        For fiscal year 2013, our legacy brands' restaurant-level profit margin was 16.7%, exclusive of Macaroni Grill's restaurant-level profit margin of (2.9%) from the date of acquisition.

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

  Impairment of Long-Lived Assets and Disposal of Property and Equipment

        We evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Our review for impairment of these long-lived assets takes into account estimates of future undiscounted cash flows. Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Our asset group for impairment testing is comprised of the assets and liabilities of each of our individual restaurants, since this is the lowest level of identifiable cash flows. An impairment loss is recognized if the future undiscounted cash flows associated with the assets are less than their carrying value. Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair values. For assets held for sale or disposal, we measure fair value using quoted market prices or an estimation of net realizable value.

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

        We recognize goodwill as the excess of the acquisition price over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment on an annual basis and between annual tests whenever impairment is indicated. This annual test takes place in December of each year. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. We recorded impairment charges of $0.7 million in fiscal year 2013 related to Macaroni Grill's trademarks and $47 thousand in fiscal year 2012 related to two of Joe's liquor licenses. If we are unable to improve the performance of our Macaroni Grill restaurants or if we experience deteriorating results at other restaurants, we could recognize additional impairment charges.

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

        As part of the acquisition of Macaroni Grill (see Note 3 to our consolidated financial statements), we acquired certain leases that have terms that are above or below current rates tenants would currently pay for similar leases. At acquisition date, favorable lease interests amounted to $6.5 million and are recorded in other assets, while unfavorable lease liability amounted to $9.1 million and recorded in other long-term liabilities. Favorable lease interests and unfavorable lease liability are amortized to rent expense on a straight-line basis over the lives of the related leases.

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

        We account for uncertain tax using a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by tax authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. See Note 8 to the Financial Statements for information regarding changes in our unrecognized tax benefits.

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

        Since we have limited historical exercise experience on stock appreciation rights, we used the simplified method of estimating expected term. We estimated expected volatility using the volatility of a peer group over a recent historical period equal to the same expected term of the award. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. Risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant using the term equal to our expected term.

  Claims and Other Contingencies

        We recognize legal claims and other loss contingencies when information becomes available indicating that a loss is probable and the amount can be reasonably estimated. Predicting the outcome of claims and litigation involves substantial uncertainties that could cause actual results to vary materially from estimates. We recognize legal expenses, including those related to loss contingencies, as incurred.

        Generally, we do not recognize gain contingencies until all contingencies have been resolved, but we recognize gain contingencies that are recoveries of previously recognized contingent losses when realization of the recovery is deemed probable and reasonably estimable.

Forward-Looking Statements

        This annual report on Form 10-K includes and incorporates by reference "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that the forward looking information presented in this annual report is not a guarantee of future events, and that actual events and results may differ materially from those made in or suggested by the forward looking information contained in this annual report. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "plan," "seek," "comfortable with," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Examples of forward-looking statements in this annual report include, but not limited to, our expected new restaurant development plans, our fiscal year 2014 capital expenditure expectations and the effectiveness of investments and new measures in our accounting and finance function to improve our internal controls over financial reporting. A number of important factors could cause actual events and results to differ materially from those contained in or implied by the forward-looking statements, including the risk factors discussed in this annual report. Any forward-looking information presented herein is made only as of the date of this report, and we do not undertake any obligation to update or revise any forward-looking information to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

        Many of the food products we purchase are affected by commodity pricing that is subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and are generally unpredictable. For fiscal year 2013, crab, lobster and shrimp accounted for approximately 26% of our total food purchases. Crab and lobster are wild caught and sourced from government regulated and sustainable fisheries. Other categories affected by the commodities markets, such as seafood, beef, fish and dairy products, may each account for approximately 5% to 10% of our food purchases. While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities we require, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods. Our purchasing department negotiates prices and quantities for all of our ingredients through either cancellable contracts (with varying length terms), spot market purchases or commodity pricing formulas. Changes in commodity prices would generally affect us and our competitors similarly, depending on the terms and duration of supply contracts. We also enter into fixed price supply contracts for certain products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can have an adverse effect on margins.

Interest Rate Risk

        We are subject to interest rate risk in connection with borrowings under our New Credit Facility, which bear interest at variable rates. As of December 30, 2013, we had $132.0 million outstanding under our New Credit Facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. We do not have any such derivative financial instruments in place. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A 1% point change in the interest rate on the outstanding balance of our variable rate debt would result in a $1.3 million change in our annual results of operations.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Ignite Restaurant Group, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Ignite Restaurant Group, Inc. and its subsidiaries (the "Company") at December 30, 2013 and December 31, 2012, and the results of their operations and their cash flows for the fiscal years ended December 30, 2013, December 31, 2012 and January 2, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 5, 2014

IGNITE RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$972	$6,929
Accounts receivable	14,565	6,285
Inventories	9,836	4,841
Other current assets	16,337	6,240

Total current assets	41,710	24,295
Property and equipment, net	248,507	165,746
Intangible assets	29,875	4,264
Goodwill	6,402	—
Deferred income taxes	10,678	5,043
Other assets	9,912	2,090

Total assets	$347,084	$201,438

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$35,238	$14,083
Accrued liabilities	49,259	23,068
Current portion of debt obligations	2,998	—

Total current liabilities	87,495	37,151
Long-term debt obligations	128,984	45,000
Deferred rent	19,548	11,744
Other long-term liabilities	9,450	1,326

Total liabilities	245,477	95,221

Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value per share, 100,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000 shares authorized; 25,796 and 25,633 shares issued and outstanding, respectively	256	256
Additional paid-in capital	87,703	85,728
Accumulated earnings	13,648	20,233

Total stockholders' equity	101,607	106,217

Total liabilities and stockholders' equity	$347,084	$201,438

See accompanying notes to consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

	Fiscal Year
	2013	2012	2011
Revenues	$760,848	$465,056	$405,243
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	227,571	145,451	127,607
Labor expenses	233,321	127,331	111,721
Occupancy expenses	66,737	33,865	30,667
Other operating expenses	159,344	81,200	72,337
General and administrative	52,465	31,725	23,556
Depreciation and amortization	27,507	18,572	16,011
Pre-opening costs	4,824	3,871	4,855
Asset impairments and closures	1,371	115	333
Loss on disposal of property and equipment	2,601	2,296	1,295

Total costs and expenses	775,741	444,426	388,382

Income (loss) from operations	(14,893)	20,630	16,861
Interest expense, net	(5,246)	(9,366)	(9,215)
Gain (loss) on insurance settlements	1,161	(799)	1,126

Income (loss) before income taxes	(18,978)	10,465	8,772
Income tax expense (benefit)	(12,393)	1,751	(3,291)

Net income (loss)	$(6,585)	$8,714	$12,063

Basic and diluted net income (loss) per share data:
Net income (loss) per share
Basic and diluted	$(0.26)	$0.37	$0.63
Weighted average shares outstanding
Basic	25,629	23,328	19,178
Diluted	25,629	23,329	19,178

See accompanying notes to consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Fiscal Year
	2013	2012	2011
Net income (loss)	$(6,585)	$8,714	$12,063

Other comprehensive income:
Change in fair value of cash flow hedge	—	—	66
Reclassification adjustment for loss on termination of cash flow hedge included in interest expense, net	—	—	427

Other comprehensive income before tax	—	—	493
Income tax expense related to other comprehensive income	—	—	—

Other comprehensive income, net of tax	—	—	493

Comprehensive income (loss)	$(6,585)	$8,714	$12,556

See accompanying notes to consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Accumulated Earnings
	Shares	Amount				Total
Balance at January 3, 2011	19,178	$192	$77,432	$6,076	$(493)	$83,207
Net income	—	—	—	12,063	—	12,063
Change in fair value of cash flow hedge					66	66
Termination of interest rate swap					427	427
Dividends paid	—	—	(73,380)	(6,620)	—	(80,000)
Stock-based compensation	—	—	36	—	—	36

Balance at January 2, 2012	19,178	$192	$4,088	$11,519	$—	$15,799
Net income	—	—	—	8,714	—	8,714
Issuance of common stock for initial public offering, net of fees and issuance costs	6,439	64	81,060	—	—	81,124
Issuance of equity awards, net	16	—	102	—	—	102
Stock-based compensation	—	—	478	—	—	478

Balance at December 31, 2012	25,633	$256	$85,728	$20,233	$—	$106,217
Net loss	—	—	—	(6,585)	—	(6,585)
Issuance of equity awards, net	163	—	—	—	—	—
Capital contribution	—	—	23	—	—	23
Taxes paid related to net share settlement of equity awards	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	1,954	—	—	1,954

Balance at December 30, 2013	25,796	$256	$87,703	$13,648	$—	$101,607

See accompanying notes to consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$(6,585)	$8,714	$12,063
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,507	18,572	16,011
Amortization of debt issuance costs	1,095	4,058	2,270
Stock-based compensation	1,954	628	36
Asset impairments	682	47	—
Deferred income tax	(12,866)	(2,012)	(4,646)
Loss (gain) on insurance related to property and equipment	(681)	397	(1,126)
Non-cash loss on disposal of property and equipment	2,307	2,245	1,269
Decrease (increase) in operating assets, net of acquisitions:
Accounts receivable	(4,466)	439	(2,449)
Inventories	(1,205)	(662)	(212)
Other operating assets	(1,197)	1,768	(2,532)
Increase in operating liabilities, net of acquisitions:
Accounts payable and accrued liabilities	3,248	3,099	8,296
Other operating liabilities	7,126	3,339	3,299

Net cash provided by operating activities	16,919	40,632	32,279

Cash flows from investing activities
Acquisition of Romano's Macaroni Grill	(55,288)	—	—
Purchases of property and equipment	(51,364)	(44,226)	(39,442)
Proceeds from property insurance claims	681	1,341	281
Proceeds from disposal of property and equipment	58	28	4
Purchases of liquor licenses	(1,222)	(1,155)	(222)

Net cash used in investing activities	(107,135)	(44,012)	(39,379)

Cash flows from financing activities
Initial public offering	—	81,124	—
Borrowings on revolving credit facility	110,668	50,500	—
Payments on revolving credit facility	(70,461)	(5,500)	—
Proceeds from long-term debt	50,000	—	120,000
Payments on long-term debt	(3,225)	(117,750)	(37,046)
Payments on capital leases	—	(7)	(30)
Debt issuance costs paid	(2,744)	(1,735)	(4,671)
Dividends paid	—	—	(80,000)
Capital contribution	23	—	—
Taxes paid related to net share settlement of equity awards	(2)	(48)	—

Net cash provided by (used in) financing activities	84,259	6,584	(1,747)

Net increase (decrease) in cash and cash equivalents	(5,957)	3,204	(8,847)
Cash and cash equivalents at beginning of period	6,929	3,725	12,572

Cash and cash equivalents at end of period	$972	$6,929	$3,725

See accompanying notes to consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

Note 1—Description of Business

        Ignite Restaurant Group, Inc. (referred to herein as the "Company," "Ignite," "we," "us" or "our") owns and operates three full service, casual dining restaurant brands under the names Joe's Crab Shack, Brick House Tavern + Tap and Romano's Macaroni Grill. As of December 30, 2013, we owned and operated 136 Joe's Crab Shack restaurants, 20 Brick House Tavern + Tap restaurants and 179 Romano's Macaroni Grill restaurants in 36 states within the United States, and franchised 24 Romano's Macaroni Grill restaurants within the United States and foreign countries.

        On April 9, 2013, we completed our acquisition of Romano's Macaroni Grill ("Macaroni Grill"), which owns, operates and franchises Romano's Macaroni Grill restaurants (the "Acquisition"). The restaurant operations are included in Mac Parent LLC ("Mac Parent"), a Delaware limited liability company, and its wholly owned subsidiaries. The transaction was organized such that we purchased approximately 83% of Mac Parent by acquiring the stock of two holding entities. The remaining approximately 17% of the partnership interest of Mac Parent was purchased directly from other investors. See Note 4.

        J.H. Whitney VI, L.P., an affiliate of J.H. Whitney Capital Partners, LLC, owns approximately 68% of our total outstanding common stock as of December 30, 2013.

Note 2—Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Ignite and its wholly-owned subsidiaries, including the results of operations of Macaroni Grill for the period from April 9, 2013 (the date of acquisition) to December 30, 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

        Our fiscal year ends on the Monday nearest to December 31 of each year. Fiscal years 2013, 2012 and 2011 were all 52-week years. References to 2013, 2012 and 2011 are references to fiscal years ended December 30, 2013, December 31, 2012 and January 2, 2012, respectively.

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

Fair Value Measurements

        We apply fair value accounting for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we assume the highest and best use of the asset by market participants in which we would transact and the market-

based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

        We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and base the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1—	Quoted prices in active markets for identical assets or liabilities.
Level 2—

Observable inputs other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—

Inputs that are both unobservable and significant to the overall fair value measurement reflect an entity's estimates of assumptions that market participants would use in pricing the asset or liability.

Financial Instruments

        We record all financial instruments at cost, which is the fair value at the date of transaction. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate their fair value because of the short-term maturities of these instruments.

Revenue Recognition

        Revenues from food and beverage sales are recognized when payment is tendered at the point-of-sale and are presented net of promotional allowances, discounts, and employee meals. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within revenues in our consolidated statements of operations. Initial franchise fees received are deferred and recognized as revenue upon opening of the franchised restaurant, which is when we have performed substantially all initial services required by the franchise agreement. Continuing licensing and royalty revenues are recognized when earned. Licensing and royalty revenues were $2.4 million, $0.2 million and $0.5 million in 2013, 2012 and 2011, respectively.

        Proceeds from the sale of gift cards are deferred and recognized as revenue upon redemption. Deferred gift card revenue is included in accrued liabilities in our consolidated balance sheets. Our gift cards do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. We recognize gift card breakage income exclusive of amounts subject to state escheatment laws when the likelihood of redemption of the cards becomes remote. We recorded breakage income of $0.2 million, $0.2 million and $0.3 million during 2013, 2012 and 2011, respectively, and is included in revenues in our consolidated statements of operations. Fiscal year 2011 was the first year in which we had accumulated enough redemption historical data to make such an estimate. The amount recognized in 2011 includes breakage income related to gift cards sold since the inception of the program in 2007.

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

Accounts Receivable

        Accounts receivable, net of allowance for doubtful accounts, represent their estimated net realizable value, and includes receivables from credit card processors, franchisees, the sale of gift cards in retail outlets, and allowances due to us from landlords based on lease terms.

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

        We capitalize direct costs associated with the site acquisition and construction of restaurant units, including direct internal payroll and payroll-related costs, incremental travel expenses, and interest cost as leasehold improvements. If we subsequently determine that we will not continue acquiring or developing a project for which we have been capitalizing costs, any previously capitalized internal development and third-party costs will be written off as dead deals and included in general and administrative expenses. The amount of interest capitalized in connection with restaurant development amounted to $0.1 million, $0.2 million and $0.3 million for fiscal years 2013, 2012 and 2011, respectively.

Impairment of Long-Lived Assets

        We evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment and intangible assets, whenever events and circumstances indicate that the carrying value of an asset may not be fully recoverable. Our review for impairment of these long-lived assets takes into account estimates of future undiscounted cash flows (level 3 in the fair value hierarchy). Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Our asset group for impairment testing is comprised of the assets and liabilities of each of our individual restaurants, since this is the lowest level of identifiable cash flows. An impairment loss is recognized if the future undiscounted cash flows associated with the assets are less than their carrying value. Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair values. For assets held for sale or disposal, we measure fair value using quoted market prices or an estimation of net realizable value.

Restaurant Closure

        Costs associated with restaurant closures are recorded when the restaurant is closed. Expenses and losses related to closed restaurants are recorded in asset impairments and closures and loss on disposal of property and equipment in our consolidated statements of operations. The corresponding liability is approximately $758 thousand and $168 thousand as of December 30, 2013 and December 31, 2012, respectively, of which $281 thousand and $0 is reflected in other long-term liabilities in our consolidated balance sheet. We also wrote off $1.0 million in 2012 to loss on disposal of property and equipment related to a restaurant that was temporarily closed in a prior year due to foundational issues. During the fourth quarter of 2012, we determined not to resume operations at the restaurant.

Goodwill and Other Intangible Assets

        We recognize acquired intangible assets apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset or liability. Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives. We evaluate the recoverability of the carrying amount of intangible assets with definite useful lives whenever events and circumstances indicate that the carrying value of the asset may not be fully recoverable. Impairment losses are recognized if the carrying value of an intangible asset is not recoverable from expected future cash flows and its carrying amount exceeds its estimated fair value. See Note 3 for goodwill and other intangible assets acquired during the Macaroni Grill acquisition.

        We recognize goodwill as the excess of the acquisition price over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment on an annual basis and between annual tests whenever impairment may be indicated. This annual test takes place in December of each year. Impairment losses are recognized whenever the implied fair value of goodwill and intangible assets with indefinite useful lives is less than its carrying value. We tested indefinite-lived trademarks for impairment by estimating royalty rates for our trademarks and applying these rates to projected revenue streams, and discounting the resulting cash flows to determine fair value. As a result, in fiscal year 2013, we recorded a $0.7 million impairment charge in asset impairments and closures in our consolidated statements of operations related to indefinite-lived trademarks due to the decrease in projected Macaroni Grill revenues.

        Intangible assets other than goodwill consist of the following:

	December 30, 2013			December 31, 2012
	Cost	Accumulated Amortization	Carrying Value	Cost	Accumulated Amortization	Carrying Value
Definite lived:
Franchise agreements	$8,600	$403	$8,197	$—	$—	$—
Trademarks	4,430	3,118	1,312	4,430	2,675	1,755
Indefinite lived:
Liquor licenses	10,648	—	10,648	2,509	—	2,509
Trademarks	9,718	—	9,718	—	—	—

	$33,396	$3,521	$29,875	$6,939	$2,675	$4,264

        The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangibles and included in other assets. The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term. Liquor licenses are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We recorded a $47 thousand impairment charge related to certain Joe's liquor licenses in 2012 to write down carrying value to their estimated fair value and is included in asset impairments and closures in our consolidated statements of operations. We determined estimated fair value based on prices in the open market for licenses in similar jurisdictions (level 2 in the fair value hierarchy). No impairment charge was recorded in 2013 and 2011.

        During the acquisition of Macaroni Grill, we acquired certain franchise agreements valued at $8.6 million with a weighted average amortization period of 16 years. Amortization expense for franchise agreements was approximately $0.4 million in 2013.

        Definite-lived trademarks are amortized on a straight-line basis over their estimated useful life of 10 years. Amortization expense for definite-lived trademarks was approximately $0.4 million for 2013, 2012 and 2011, respectively.

        Scheduled amortization of definite-lived intangible assets is as follows (in thousands):

Fiscal Year	Amount
2014	$980
2015	980
2016	964
2017	538
2018	538
Thereafter	5,509

$9,509

Deferred Charges

        Debt issuance costs representing costs to obtain long-term financing are accounted for as a deferred charge and are included in other assets in our consolidated balance sheets. They are amortized using the interest method for the term loan and straight-line method for the revolving credit facility over the term of the related financing. Amortization of debt issuance costs, which was approximately $1.1 million, $4.1 million and $2.3 million for 2013, 2012 and 2011, respectively, is included in interest expense in our consolidated statements of operations. See Note 6 regarding write-off of debt issuance costs related to debt refinancing transactions and our initial public offering ("IPO").

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

        As part of the acquisition of Macaroni Grill (see Note 3), we acquired certain leases that have terms that are above or below current rates tenants would currently pay for similar leases. At acquisition date, favorable lease interests amounted to $6.5 million and are recorded in other assets, while unfavorable lease liability amounted to $9.1 million, of which $8.4 million was recorded in other long-term liabilities and $0.7 million was recorded in accrued liabilities. Favorable lease interests and unfavorable lease liability are amortized to rent expense on a straight-line basis over the estimated term of the related leases.

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

Advertising Expenses

        Advertising production costs are expensed at the time the advertising is first aired. All other advertising costs are expensed as incurred. Advertising expenses were approximately $40.7 million, $20.7 million and $17.9 million for 2013, 2012 and 2011, respectively, and are included in other operating expenses in our consolidated statements of operations.

Pre-opening Costs

        Non-capital expenditures associated with the opening of new or converted restaurants are expensed as incurred. Pre-opening costs consist of costs incurred prior to opening a new or converted restaurant and are made up primarily of manager salaries, employee payroll, and other costs related to training and preparing new or converted restaurants for opening. Pre-opening costs also include an accrual for straight-line rent recorded during the period between the date we take effective control of our leased properties and the restaurant opening date.

Stock-based Compensation

        We recognize expense for stock-based compensation awards, which is equal to the fair value of the awards at grant date, ratably in general and administrative expenses in our consolidated statements of operations over the requisite service period.

        The following table provides the significant weighted average assumptions used to determine the fair value of stock appreciation rights on the grant date using the Black-Scholes option-pricing model for awards granted during the fiscal years 2013 and 2012:

	2013	2012
Expected term	6.3 years	6.3 years
Expected volatility	46.3%	48.2%
Dividend yield	0.0%	0.0%
Risk-free rate	1.2% - 2.2%	0.8% - 1.1%

        Since we have limited historical exercise experience on stock appreciation rights, we used the simplified method of estimating expected term. We estimated expected volatility using the volatility of a peer group over a recent historical period equal to the same expected term of the award. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. Risk-free rate is based on the U.S.

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

	Fiscal Year
	2013	2012	2011
Numerator:
Net income (loss)	$(6,585)	$8,714	$12,063

Denominator:
Basic weighted average shares outstanding	25,629	23,328	19,178
Effect of dilutive securities	—	1	—

Diluted weighted average shares outstanding	25,629	23,329	19,178

        The effect of dilutive securities in fiscal year 2012 relates to 9 thousand shares of restricted stock outstanding as of December 31, 2012. For fiscal year 2013, we excluded 1.2 million SARs and 160 thousand shares of restricted stock from the calculation of net loss per share because the effect was anti-dilutive due to the net loss, while for fiscal year 2012, we excluded 509 thousand SARs from the computation of diluted net income per share because their effect was anti-dilutive.

Claims and Other Contingencies

        We recognize legal claims and other loss contingencies when information becomes available indicating that a loss is probable and the amount can be reasonably estimated. Predicting the outcome of claims and litigation involves substantial uncertainties that could cause actual results to vary materially from estimates. We recognize legal expenses, including those related to loss contingencies, as incurred.

        Generally, we do not recognize gain contingencies until all contingencies have been resolved, but we recognize gain contingencies that are recoveries of previously recognized contingent losses when realization of the recovery is deemed probable and reasonably estimable.

Reclassifications

        We reclassified certain items in the prior year financial statements to conform to the current year financial statement presentation. The reclassification had no effect on our previously reported financial position, results of operations or cash flows.

Recent Accounting Pronouncement

        In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which prescribes that an unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar loss, or a tax credit carryforward, except in certain cases where the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. This update should be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. We do not believe that adoption of this update will have a significant impact on our consolidated financial statements.

Note 3—Acquisition

        On April 9, 2013, we completed our acquisition of Macaroni Grill. The acquisition includes 186 company-owned and twelve franchised restaurants across 36 states and Puerto Rico as well as twelve additional franchised units throughout nine foreign countries. This acquisition expands our presence in the polished casual restaurant space. We believe Macaroni Grill is an exceptional brand, with a high quality real estate portfolio which provides us with growth and asset optimization opportunities. The aggregate preliminary acquisition price paid at closing, net of cash acquired, was approximately $60.4 million. In October 2013, we agreed on the final working capital adjustment as outlined in the purchase agreement. The agreement called for us to receive a payment of $4.1 million in cash and up to an additional $1.1 million from income tax refunds being claimed related to pre-acquisition tax periods. As of December 30, 2013, we have received $1.0 million of the $1.1 million from income tax refunds. The final aggregate acquisition price after the final working capital adjustment amounted to $55.2 million. The $5.2 million total purchase price adjustment was recorded as a reduction to goodwill in the consolidated balance sheet as of December 30, 2013.

        We recognized the assets and liabilities of Macaroni Grill based on our estimates of their acquisition date fair values. Based on the final allocation of the acquisition price, the amount of goodwill is estimated to be $6.4 million. Goodwill represents the excess of the acquisition price over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill will not be amortized, but will be tested at least annually for impairment. Approximately $1.1 million of the recognized goodwill will be deductible for tax purposes. The following is our allocation of the acquisition price (in thousands):

April 9, 2013
Purchase price allocation:
Current assets, excluding deferred tax assets	$12,036
Current deferred tax assets	879
Property and equipment	60,613
Identifiable intangible assets	25,917
Favorable lease interests	6,513
Other assets	295

Total assets acquired	106,253

Accounts payable and accrued liabilities	(41,544)
Unfavorable lease liability	(9,112)
Noncurrent deferred tax liabilities	(6,381)
Other liabilities	(428)

Total liabilities assumed	(57,465)

Total net asset acquired	48,788
Goodwill	6,402

Total acquisition price	$55,190

        The allocation of acquired identifiable intangible assets is as follows (in thousands):

Definite lived:
Franchise agreements	$8,600
Indefinite lived:
Trademarks	10,400
Liquor licenses	6,917

$25,917

        The trademarks and liquor licenses will not be amortized, but will be tested at least annually for impairment. The franchise agreements will be amortized on a straight-line basis over a weighted average amortization period of 16 years from date of acquisition.

        In connection with the Acquisition, we incurred acquisition-related expenses of $8.2 million, of which $2.2 million was capitalized as debt issuance costs (see Note 6). The $6.0 million of acquisition-related costs expensed during fiscal year 2013 are included in general and administrative expenses in our consolidated statements of operations.

        Since the acquisition date, Macaroni Grill generated revenues of $261.7 million and a loss from operations of $19.9 million that are included in our consolidated statements of operations for fiscal year 2013. The loss from operations does not include acquisition-related expenses of $6.0 million, the incremental interest expense from the borrowings used to finance the Acquisition, or any incremental general and administrative expenses incurred for corporate shared services that support the business.

        The following table presents the unaudited pro forma combined results of operations of Ignite and Macaroni Grill as though the Acquisition occurred at the beginning of fiscal year 2012 (in thousands, except per share amounts):

	2013	2012
Pro forma revenues	$873,902	$853,060
Pro forma net loss	$(6,228)	$(9,062)
Pro forma net loss per share—basic and diluted	$(0.24)	$(0.40)
Weighted average shares outstanding
Basic and diluted	25,629	23,328

        The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Acquisition had taken place at the beginning of fiscal year 2012. The unaudited pro forma financial information reflects all material, nonrecurring adjustments directly attributable to the Acquisition, including acquisition-related expenses, interest expense, and any related tax effects. The pro forma adjustments reflect acquisition-related expenses incurred by us and Macaroni Grill of $6.0 million and $2.4 million, respectively, for fiscal year 2013 as if they were incurred as of the first day of fiscal year 2012. The unaudited pro forma financial information also includes material, nonrecurring adjustments related to changes in recognized expenses caused by the fair value of assets acquired and liabilities assumed, such as changes in depreciation and amortization, rent expense, and any related tax effects. Pro forma net loss and pro forma net loss per share include nonrecurring management fees paid by Ignite and advisory fees paid by Macaroni Grill amounting to $358 thousand during fiscal year 2013 and $1.8 million during fiscal year 2012. The management fees terminated in connection with our IPO in May 2012, and the advisory fees terminated in connection with the Acquisition. Pro forma net loss and pro forma net loss per share for fiscal year 2012 also includes other nonrecurring expenses of $1.9 million for IPO-related expenses, $3.3 million debt issuance cost write-off and $1.9 million of professional fees and associated expenses in conjunction with the restatement of our financial statements.

        The weighted average shares outstanding for the respective periods reflect the impact of the 6.4 million shares of our common stock issued during our IPO in May 2012.

Note 4—Selected Balance Sheet Accounts

        The components of other current assets are as follows (in thousands):

	December 30, 2013	December 31, 2012
Prepaid rent	$5,281	$1,630
Deferred income taxes	3,344	1,615
Prepaid insurance	3,043	424
Prepaid taxes	1,777	1,036
Other	2,892	1,535

	$16,337	$6,240

        The components of intangible assets are as follows (in thousands):

	December 30, 2013	December 31, 2012
Trademarks, net	$11,030	$1,755
Liquor licenses	10,648	2,509
Franchise agreements, net	8,197	—

	$29,875	$4,264

        The components of accrued liabilities are as follows (in thousands):

	December 30, 2013	December 31, 2012
Payroll and related costs	$14,276	$7,910
Insurance	9,509	2,732
Deferred gift card revenue	8,883	2,691
Property taxes	4,461	2,444
Sales and alcohol taxes	4,154	1,901
Utilities	2,603	1,068
Professional fees	2,425	2,079
Other	2,948	2,243

	$49,259	$23,068

Note 5—Property and Equipment, net

        Property and equipment consists of the following (in thousands):

	December 30, 2013	December 31, 2012
Leasehold improvements	$276,792	$200,120
Equipment	48,782	24,787
Furniture and fixtures	21,552	13,491
Construction in progress	3,293	5,694

	350,419	244,092
Less accumulated depreciation	101,912	78,346

	$248,507	$165,746

        Depreciation expense was approximately $26.7 million, $18.1 million and $15.6 million for fiscal years 2013, 2012, and 2011, respectively.

Note 6—Debt Obligations

        Debt obligations consisted of the following as of the dates presented below (in thousands):

	December 30, 2013	December 31, 2012
New revolving credit facility, expiring April 2018	$85,207	$—
$50.0 million term loan, due April 2018	46,775	—
Revolving credit facility, expiring October 2017	—	45,000

Total debt	131,982	45,000
Less current portion	2,998	—

Long-term debt obligations	$128,984	$45,000

        On October 29, 2012, we entered into a $100.0 million five-year senior secured revolving credit facility (the "Revolving Credit Facility"), which included a letter of credit sub-facility of up to $10.0 million and a swing line sub-facility of up to $15.0 million, with a syndicate of commercial banks and other financial institutions.

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

        To finance the Acquisition, on April 9, 2013, we amended our Revolving Credit Facility ("New Revolving Credit Facility"), of which $10.0 million was drawn at closing, and added a $50.0 million term loan facility (the "Term Loan" and together with the New Revolving Credit Facility, the "New Credit Facility"). The initial interest rate for borrowings under the New Credit Facility was at LIBOR plus a margin of 3.5%, or the base rate (as defined in the agreement) plus a margin of 2.5%, as we elected. Thereafter, the applicable margins were subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.25% to 4.25% on LIBOR-based loans, and from 0.25% to 3.25% on base rate-based loans. In addition, we are required to pay commitment fees on the unused portion of the New Revolving Credit Facility. The commitment fee rate is 0.50% per annum, and is subject to adjustment thereafter on a quarterly basis based on our leverage ratio.

        On October 25, 2013, we entered into a First Amendment (the "Amendment") to our New Credit Facility. The initial interest rate for borrowings under the amendment will be at LIBOR plus a margin of 4.5% or the base rate (as defined in the agreement) plus a margin of 3.5%, as we may elect. Thereafter, the applicable margins are subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.75% to 4.5% on LIBOR-based loans, and from 0.75% to 3.5% on base rated-based loans.

        We wrote off $0.5 million of debt issuance costs in connection with our amendment to our Revolving Credit Facility in April 2013, which is included in interest expense. Additionally, the remaining $1.5 million of unamortized debt issuance costs relating to our Revolving Credit Facility were included as a component of other assets and are being amortized over the term of the amended facility.

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

        The Amendment modified the financial covenants such that (a) the leverage ratio may not exceed (i) 6.25x through June 29,2014, (ii) 6.00x on June 30, 2014 through March 29, 2015, (iii) 5.75x on March 30, 2015 through September 27, 2015, (iv) 5.50x on September 28, 2015 through March 27, 2016, (v) 5.25x on March 28, 2016 through June 26, 2016, (vi) 5.00x on June 27, 2016 through September 25, 2016, and (vii) 4.75x on September 26, 2016 and thereafter, and (b) the fixed charge coverage ratio may not be less than (i) 1.25x through September 28, 2014, (ii) 1.30x on September 29, 2014 through March 29, 2015, (iii) 1.35x on March 30, 2015 through September 27, 2015, (iv) 1.40x on September 28, 2015 through March 27, 2016, (v) 1.45x on March 28, 2016 through September 25, 2016, and (vi) 1.50x on September 26, 2016 and thereafter. We were in compliance with these financial covenants as of December 30, 2013. The Amendment also modified certain definitions, mandatory payment provisions and financial covenants, including the maximum leverage ratios applicable to our real property lease obligation covenant and certain definitions and covenants with respect to the treatment of acquisitions.

        The weighted average interest rate on the New Credit Facility at December 30, 2013 was 4.9%. As of December 30, 2013, we had outstanding letters of credit of approximately $5.0 million and available borrowing capacity of approximately $9.8 million under the New Revolving Credit Facility.

        The carrying value of our long-term debt approximates fair value. The estimate of the fair value of our debt is based on observable market information from a third party pricing source, which is classified as a level 2 input within the fair value hierarchy.

        In connection with the Amendment, we prepaid $2.0 million of the Term Loan with a borrowing under the Revolving Credit Facility. This prepayment will reduce all remaining term loan principal payments on a pro-rata basis. The principal amount of the amended Term Loan is payable in consecutive quarterly installments, commencing on September 30, 2013, with the balance thereof payable in full on the fifth anniversary of the closing date. As of December 30, 2013, payments of $3.0 million, $3.6 million, $4.2 million and $4.8 million are due during fiscal 2014, 2015, 2016 and 2017, respectively, with the balance of $31.2 million due in 2018. The amended New Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable in 2018.

Note 7—Insurance and Other Recoveries

        Our restaurant in Oceanside, New York was temporarily closed in the fourth quarter of 2012 due to damage sustained from Hurricane Sandy. The restaurant reopened prior to the end of 2012. We recognized a loss of $1.0 million in the fourth quarter of 2012, which was comprised of a $0.6 million loss on disposal of property and equipment and $0.4 million of expenses and other clean-up costs incurred while the restaurant was closed. In 2013, we received $1.1 million in insurance proceeds related to Hurricane Sandy, of which $480 thousand was for business interruption recovery and other expenses. During 2012, we received $0.2 million of insurance proceeds related to hurricane damage sustained to a restaurant in 2010.

        In relation to each of these casualty events, the following amounts were recorded in our consolidated financial statements (in thousands):

	2013	2012	2011
Proceeds from property insurance claims	$681	$1,341	$281
Business interruption recoveries	$480	$—	$—
Gain (loss) on insurance related to property and equipment	$681	$(397)	$1,126

Note 8—Income Taxes

        Income tax expense (benefit) consisted of the following (in thousands):

	2013	2012	2011
Current income tax
Federal	$198	$1,973	$286
State	128	1,790	1,069
Foreign	147	—	—

	473	3,763	1,355

Deferred income tax
Federal	(12,023)	(1,542)	(4,793)
State	(843)	(470)	147

	(12,866)	(2,012)	(4,646)

Total income tax expense (benefit)	$(12,393)	$1,751	$(3,291)

        At December 30, 2013, we had federal income tax credit carryforwards of approximately $30.3 million, comprised of a $29.8 million credit for FICA and Medicare taxes paid on reported employee tip income, a foreign tax credit of $0.1 million, Alternative Minimum Tax ("AMT") credits of approximately $0.3 million, and a Texas margin tax credit of approximately $0.1 million. The FICA credit and the foreign tax credit will begin to expire in 2031 and 2021, respectively, if unused prior to that time, while the AMT credit may be carried forward indefinitely. The Texas margin tax credit will expire in 2028 if unused prior to that time. We also have federal net operating loss carryforwards of approximately $0.3 million that will expire if unused prior to 2033, and state net operating loss carryforwards of approximately $0.7 million which will begin to expire in 2031 if unused prior to that time.

        A reconciliation between the amount of income tax expense (benefit) determined by applying the applicable U.S. statutory income tax rate to income (loss) before income taxes is as follows (in thousands):

	2013	2012	2011
Tax expense (benefit) at the federal statutory income tax rate	$(6,642)	$3,663	$2,982
Permanent differences	315	17	28
State income taxes, net of federal impact	(513)	546	698
Tax credit carryforwards	(5,276)	(2,633)	(2,384)
Change in valuation allowance	—	—	(4,659)
Other	(277)	158	44

Total income tax expense (benefit)	$(12,393)	$1,751	$(3,291)

Effective income tax rate	65.3%	16.7%	(37.5)%

        In December 2011, we released the valuation allowance based on consistent historical earnings and our projections of future performance, which support the conclusion that we will fully utilize the credit carryforwards.

        The components of our deferred tax assets and liabilities are as follows (in thousands):

	December 30, 2013	December 31, 2012
Deferred tax assets—current
Accrued insurance	$2,687	$1,073
Accrued expenses	853	709
Inventories	133	—
Deferred rent	92	—
Other	192	—

	3,957	1,782
Deferred tax liabilities—current
Prepaid expenses	(613)	(167)

Net deferred tax asset—current	$3,344	$1,615

Deferred tax assets—non-current
Credit carryforwards	$30,304	$8,493
Deferred rent	6,617	2,092
Intangibles	—	1,155
Stock-based compensation	831	225
Net operating loss carryforwards	1,000	186
Inventories	—	112
Unfavorable leases	2,438	—
Other	445	428

	41,635	12,691
Deferred tax liabilities—non-current
Property and equipment	(24,222)	(7,648)
Intangibles	(6,735)	—

Net deferred tax asset—non-current	$10,678	$5,043

        We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. We are subject to U.S. federal income tax examinations by tax authorities for the fiscal year ended January 3, 2011 and forward. We are also subject to various state income tax examinations by state tax authorities for the fiscal year ended December 28, 2009 and forward. We did not have any tax examinations during fiscal year 2013, and we have no other income tax audits open at this time.

        The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) (in thousands):

	2013	2012	2011
Balance at beginning of year	$886	$744	$630
Additions for tax positions of the current year	163	152	116
Reductions for tax positions of prior years	(467)	(10)	(2)
Additions for tax positions acquired in business combination	80	—	—

Balance at end of year	$662	$886	$744

        The full balance of approximately $662 thousand, if recognized, would affect the annual effective rate, net of any federal tax benefits. We do not expect any changes that will significantly impact our uncertain tax positions within the next twelve months.

        We accrue interest and penalties related to our uncertain tax positions as a component of income tax expense. During the years ended December 30, 2013, December 31, 2012 and January 2, 2012, we recognized approximately ($58) thousand, $85 thousand and $63 thousand of interest and penalties (reversals), respectively. We had approximately $154 thousand and $212 thousand accrued for interest and penalties as of December 30, 2013 and December 31, 2012, respectively.

Note 9—Commitments and Contingencies

        In the course of business affairs and operations, we are subject to possible loss contingencies arising from third-party litigation and federal, state, and local environmental, health, and safety laws and regulations.

Minimum Lease Commitments

        We lease our restaurants, office facilities, and certain equipment under operating lease agreements. The future minimum rental commitments for these noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows (in thousands):

Fiscal Year	Amount
2014	$56,813
2015	53,895
2016	49,959
2017	46,325
2018	40,259
Thereafter	280,249

$527,500

        The above amounts do not include property taxes, insurance, and normal maintenance that we are required to pay. Rental expense relating to operating leases amounted to approximately $55.9 million, $30.8 million and $27.1 million for 2013, 2012 and 2011, respectively. A number of our leases also provide for contingent rentals based on a percentage of sales above a specified minimum. Total contingent rentals, included in rent expense, amounted to approximately $1.9 million, $2.3 million and $1.7 million for 2013, 2012 and 2011, respectively.

Litigation

        We are a defendant or otherwise involved in a number of lawsuits in the ordinary course of business. We recognize legal claims and other loss contingencies when information becomes available indicating that a loss is probable and the amount can be reasonably estimated. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. We believe that the ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

        We have begun the discovery process, however, we continue to believe this lawsuit is without merit, and are vigorously defending the lawsuit. However, we are unable to predict the outcome of this case and any future related cases.

        We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters.

Note 10—Stock-Based Compensation

        In May 2012, our stockholders approved the adoption of our 2012 Omnibus Incentive Plan ("2012 Plan"). Under the 2012 Plan, we are authorized to grant stock-based awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights ("SARs"), and other stock-based awards. The maximum number of common shares reserved for the grant of awards under the 2012 Plan is 1,980,074, subject to adjustment as provided by the 2012 Plan. On July 23, 2013, our stockholders approved an amendment to our 2012 Plan to increase the aggregate number of shares of common stock which may be issued under the 2012 Plan by 1,200,000 shares to 3,180,074 shares. Other specific terms for awards granted under the 2012 Plan shall be determined by our board of directors (or a committee of its members). As of December 30, 2013, 1,768,188 shares were available for future grants under the 2012 Plan.

        The following table summarizes the stock-based compensation expense recorded in the last three fiscal years (in thousands):

	2013	2012	2011
Stock-based compensation expense	$1,954	$628	$36
Related tax benefit	(684)	(220)	—

	$1,270	$408	$36

        As of December 30, 2013, we had unrecognized stock-based compensation expense of approximately $7.8 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 3.2 years.

Stock Appreciation Rights

        Stock appreciation rights granted under the 2012 Plan generally vest over four years from the date of grant with 25% vesting each year following the date of grant. SARs may not have a term exceeding ten years from the date of grant. The weighted average grant date fair value of SARs granted during the fiscal years 2013 and 2012 was $8.15 and $6.62, respectively.

        Below is a summary of SARs activity during the fiscal year ended December 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	509,000	$13.98
Granted	816,000	$17.67
Exercised	(500)	$14.00
Forfeited	(92,000)	$15.41

Outstanding at December 30, 2013	1,232,500	$16.32	9.0	$18

Exercisable at December 30, 2013	112,625	$13.98	8.4	$—

        The aggregate intrinsic value of SARs exercised during fiscal year 2013 was $3 thousand for which 97 shares were issued. No SARs have been exercised or vested during the fiscal year 2012.

Restricted Stock

        Restricted stock, which converts one for one at the end of the vesting period, has been granted to certain employees and independent directors. Restricted stock generally vests from one to four years from the date of grant.

        The following table summarizes restricted stock activity for the fiscal year ended December 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	9,000	$13.78
Granted	163,000	$12.55
Vested	(12,000)	$14.44

Nonvested at December 30, 2013	160,000	$12.47

        The aggregate fair value of restricted stock that vested during the fiscal years 2013 and 2012 was $210 thousand and $150 thousand, respectively. The weighted average grant date fair value of restricted stock granted in fiscal years 2013 and 2012 was $12.55 and $13.92, respectively.

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

        The following table summarizes the activity of the common unit grants for the year ended December 30, 2013:

Management Share Units	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	126,204	$0.89
Vested	(117)	$1.59
Forfeited	(2,707)	$1.59

Unvested at December 30, 2013	123,380	$0.88

        Since the former parent company's membership interest had no active market, we estimated the fair value of each common unit for units granted on the date of grant based on a variety of considerations and assumptions, including but not limited to a third-party valuation, which utilized the market and income approaches with an appropriate discount factor for the common unit's lack of marketability. No units were granted in fiscal years 2013, 2012 or 2011. The aggregate intrinsic value of common units that vested was approximately $2 thousand, $1.0 million and $0.5 million during fiscal years 2013, 2012 and 2011, respectively. The intrinsic value amount for fiscal year 2011 was based on the estimated fair value per unit from the last time units were granted in 2009, while the intrinsic value amount for 2013 and 2012 is based on the stock price of our common shares at the time of vesting.

Note 11—Related Parties

        In the ordinary course of business, we transact with certain related parties. During 2012 and 2011, we were billed approximately $0.4 million and $1.1 million in management fees and out-of-pocket expenses by our ultimate parent. These expenses are included in general and administrative expenses in our consolidated statements of operations. After the completion of our IPO in 2012, we terminated our management agreement with our ultimate parent and paid a $1.0 million fee in connection with the termination.

Note 12—Supplemental Disclosure of Cash Flow Information

        The following table sets forth certain cash and non-cash activities as follows (in thousands):

	2013	2012	2011
Cash paid for interest (net of capitalized interest)	$4,333	$6,198	$5,491
Cash paid for income tax	$1,704	$3,828	$2,877
Supplemental noncash investing and financing activities
Decrease in unpaid liabilities for property and equipment	$(199)	$(495)	$(1,140)
Decrease in value of interest rate swap	$—	$—	$(493)
Fair value of assets acquired in the Romano's Macaroni Grill acquisition	$112,655	$—	$—
Fair value of liabilities assumed in the Romano's Macaroni Grill acquisition	$57,465	$—	$—

Note 13—Segment Information

        All of our restaurants compete in the full-service casual dining industry, providing in-restaurant, full service, casual dining food to our guests. Our brands also possess similar production methods, distribution methods, and economic characteristics, resulting in similar long-term expected financial performance characteristics. In connection with the acquisition of Macaroni Grill and considering the future growth plans of Brick House, we believe reporting information about each of our brands would be useful to readers of our financial statements. While Macaroni Grill is similar in size to Joe's, it currently has significantly different operating performance than our other two brands. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs, asset impairments and closures, and loss on disposal of property and equipment. Unallocated corporate expenses, capital expenditures, property and equipment, and goodwill and other intangibles assets are presented below as reconciling items to the amounts presented in the consolidated financial statements.

        The following tables present information about our reportable segments for the respective periods (in thousands):

	Fiscal Year
	2013	2012	2011
Revenues
Joe's Crab Shack	$447,771	$418,904	$358,542
Brick House Tavern + Tap	51,380	46,152	46,701
Romano's Macaroni Grill	261,697	—	—

	$760,848	$465,056	$405,243

Income (loss) from operations
Joe's Crab Shack	$45,635	$45,272	$36,260
Brick House Tavern + Tap	1,197	1,391	(527)
Romano's Macaroni Grill	(19,901)	—	—
Corporate	(41,824)	(26,033)	(18,872)

	$(14,893)	$20,630	$16,861

Depreciation and amortization
Joe's Crab Shack	$16,970	$14,323	$11,422
Brick House Tavern + Tap	3,403	3,426	3,532
Romano's Macaroni Grill	6,092	—	—
Corporate	1,042	823	1,057

	$27,507	$18,572	$16,011

Capital expenditures
Joe's Crab Shack	$37,341	$42,699	$31,172
Brick House Tavern + Tap	11,069	716	7,623
Romano's Macaroni Grill	1,546	—	—
Corporate	1,408	811	647

	$51,364	$44,226	$39,442

	December 30, 2013	December 31, 2012
Property and equipment, net
Joe's Crab Shack	$151,384	$134,159
Brick House Tavern + Tap	39,219	30,178
Romano's Macaroni Grill	54,541	—
Corporate	3,363	1,409

	$248,507	$165,746

Goodwill and other intangible assets
Joe's Crab Shack	$4,403	$3,776
Brick House Tavern + Tap	625	470
Romano's Macaroni Grill	31,234	—
Corporate	15	18

	$36,277	$4,264

Note 14—Quarterly Financial Information (Unaudited)

        Prior to fiscal year 2013, the first three quarters of our fiscal year consist of 12 weeks and our fourth quarter consists of 16 weeks for 52-week fiscal years and 17 weeks for 53-week fiscal years. Commencing in fiscal year 2013, we changed our quarterly accounting periods to be comprised of four equal 13-week periods, except for 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks. We believe that a reporting basis comprised of four equal 13-week quarters is a more typical reporting format comparable to most companies in the casual and family dining segment of the restaurant industry, and is easier to understand for our investors.

        In addition, Macaroni Grill historically used four equal 13-week quarterly reporting periods. We believe that the Macaroni Grill quarterly reporting periods are more appropriate for the post-acquisition consolidated entity.

        The following table summarizes unaudited quarterly data for 2013 and 2012 (in thousands, except per share data):

	Fiscal Year 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$118,240	$228,132	$227,626	$186,850
Net income (loss)(1)	$2,185	$(2,462)	$(1,937)	$(4,371)
Net income (loss) per share
Basic and diluted	$0.09	$(0.10)	$(0.08)	$(0.17)

	Fiscal Year 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$103,430	$119,886	$129,137	$112,603
Net income (loss)(2)	$1,885	$5,486	$8,925	$(7,582)
Net income (loss) per share
Basic and diluted	$0.10	$0.25	$0.35	$(0.30)

(1)
Full year 2013 net loss includes $6.0 million in acquisition-related expenses ($1.0 million in the first quarter, $4.2 million in the second quarter and $0.8 million in the third quarter); $0.8 million in proposed secondary offering expenses ($0.3 million in the second quarter and $0.5 million in the third quarter); $0.7 million in impairment of intangibles (in the fourth quarter); $1.2 million gain in insurance settlements ($0.3 million in the first quarter, $0.3 million in the third quarter and $0.6 million in the fourth quarter); and $0.5 million in debt issuance cost write-offs (in the second quarter).

(2)
Full year 2012 net income includes $3.3 million in debt issuance cost write-offs ($1.1 million in the second quarter and $2.2 million in the fourth quarter); $1.9 million of IPO-related costs in the second quarter; $0.8 million loss in insurance settlements ($0.2 million gain in the second quarter and $1.0 million loss in the fourth quarter); and $1.9 million of restatement costs and expenses ($1.1 million in the third quarter and $0.8 million in the fourth quarter).

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that the information required to be disclosed in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management of the company with the participation of its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

        In connection with the preparation of this Annual Report on Form 10-K for the year ended December 30, 2013, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures were effective as of December 30, 2013.

Management's Report on Internal Control over Financial Reporting and Procedures

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        Management has excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of Macaroni Grill, which we acquired on April 9, 2013. As of December 30, 2013 and for the period from April 9, 2013 through December 30, 2013, the total assets and total revenues subject to Macaroni Grill internal control over financial reporting represented 31% and 34%, respectively, of our consolidated total assets and consolidated revenues, respectively.

        Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 30, 2013.

Limitations on Effectiveness of Controls and Procedures

        Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In addition, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the fiscal year ending December 30, 2014, or the date we are no longer an "emerging growth company" as defined in the JOBS Act, if we continue to take advantage of the exemptions contained in the JOBS Act. We expect that we will remain an "emerging growth company"

until the earliest of (i) the last day of our fiscal year following the fifth anniversary of our IPO; (ii) the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a "large accelerated filer," which will occur at such time as we have (1) an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (2) been required to file annual, quarterly and current reports under the Exchange Act for a period of at least 12 calendar months, and (3) filed at least one annual report pursuant to the Exchange Act. As a result, we may qualify as an "emerging growth company" until as late as May 10, 2017. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Material Weaknesses Previously Identified

        Management previously concluded that a material misstatement occurred and determined it appropriate to restate its previously issued financial statements as of January 3, 2011 and January 2, 2012 and for the years ended December 28, 2009, January 3, 2011, and January 2, 2012 and as of March 26, 2012 and for the twelve week periods ended March 28, 2011 and March 26, 2012. In management's evaluation of the misstatement, the following deficiencies were identified and initially reported as material weaknesses on Form 10-Q for the quarterly period ended June 18, 2012 (filed on October 30, 2012):

  •
  Lack of sufficient qualified accounting and tax personnel;

  •
  Lack of adequate supervision;

  •
  Lack of effective controls over the accounting for leases; and

  •
  Lack of effective controls over the existence, completeness, and accuracy of fixed assets and related depreciation and amortization expense.

Remediation of Material Weaknesses

        As disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, the Company completed a number of remediation steps to address the material weaknesses in internal control described above during fiscal year 2012, including strengthening the accounting and finance department through the hiring of additional professional management and staff, establishing an internal audit function, enhancing controls and procedures around lease accounting and making several changes to processes and controls over the accounting for fixed assets. In addition, as reported on Form 10-Q for the quarterly period ended September 30, 2013, the Company continued to strengthen the accounting and finance department and design and implement many new internal controls in an effort to complete the remediation of the material weaknesses during the first three quarters of fiscal year 2013, such as hiring a new Controller and additional qualified professional staff, expanding the internal audit department, implementing a new lease management software tool and streamlining fixed asset verification procedures. Management concluded that significant accomplishments and improvements to the processes and controls were achieved during fiscal years 2012 and 2013 and led to an overall improvement in the accuracy and quality of internal and external financial reporting. Management demonstrated that these controls had been operating effectively for a sufficient period of time to demonstrate that their effectiveness was sustainable. As a result, management concluded that the material weaknesses were remediated as of September 30, 2013.

Changes in Internal Control over Financial Reporting

        No changes in our internal control over financial reporting occurred during the quarter ended December 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION.

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by this item will appear in and is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2014.

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

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.		Description
2.1		Purchase Agreement, dated as of February 6, 2013, by and among Ignite Restaurant Group, Inc., Mac Parent LLC, Restaurant Holdings LLC—Series A, Brinker Services Corporation and Mac Management Investors LLC	Filed as Exhibit 2.1 of registrant's Current Report on Form 8-K as filed with the Commission on February 7, 2013 and incorporated herein by reference.
2.2		First Amendment to the Purchase Agreement, dated as of April 8, 2013, by and between Ignite Restaurant Group, Inc. and Restaurant Holdings LLC—Series A (on behalf of the Sellers).	Filed as Exhibit 2.1 of registrant's Current Report on Form 8-K as filed with the Commission on April 11, 2013 and incorporated herein by reference.
3.1		Amended and Restated Certificate of Incorporation of Ignite Restaurant Group, Inc.	Filed as Exhibit 3.1 of registrant's Quarterly Report on Form 10-Q for the quarter ended June 18, 2012 as filed with the Commission on October 30, 2012 and incorporated herein by reference.
3.2		Amended and Restated Bylaws of Ignite Restaurant Group, Inc.	Filed as Exhibit 3.2 of registrant's Quarterly Report on Form 10-Q for the quarter ended June 18, 2012 as filed with the Commission on October 30, 2012 and incorporated herein by reference.
4.1		Specimen Common Stock Certificate.	Filed as Exhibit 4.1 of registrant's Amendment No. 4 to Form S-1 (No. 333-175878) as filed with the Commission on April 24, 2012 and incorporated herein by reference.
10.1	*	Ignite Restaurant Group, Inc. 2012 Omnibus Incentive Plan.	Filed as Appendix A of registrant's Definitive Proxy Statement as filed with the Commission on July 8, 2013 and incorporated herein by reference.
10.2	*	Amendment No. 1 to Ignite Restaurant Group, Inc. 2012 Omnibus Incentive Plan.	Filed as Exhibit 10.1 of registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2013 as filed with the Commission on August 12, 2013 and incorporated herein by reference.
10.3	*	Offer Term Sheet, effective as of May 21, 2007, between Joe's Crab Shack Holdings, Inc. and Raymond A. Blanchette, III.	Filed as Exhibit 10.3 of registrant's Amendment No. 4 to Form S-1 (No. 333-175878) as filed with the Commission on April 24, 2012 and incorporated herein by reference.

Exhibit No.		Description
10.4	*	Form of JCS Holdings, LLC Unit Grant Agreement	Filed as Exhibit 10.4 of registrant's Amendment No. 4 to Form S-1 (No. 333-175878) as filed with the Commission on April 24, 2012 and incorporated herein by reference.
10.5	*	Form of Restricted Stock Agreement	Filed as Exhibit 10.1 of registrant's Current Report on Form 8-K filed with the Commission on December 10, 2013 and incorporated herein by reference.
10.6		Third Amended and Restated Limited Liability Company Operating Agreement of JCS Holdings, LLC.	Filed as Exhibit 10.5 of registrant's Amendment No. 4 to Form S-1 (No. 333-175878) as filed with the Commission on April 24, 2012 and incorporated herein by reference.
10.7		First Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of JCS Holdings, LLC.	Filed as Exhibit 10.10 of registrant's Amendment No. 7 to Form S-1 (No. 333-175878) as filed with the Commission on May 8, 2012 and incorporated herein by reference.
10.8		Management Agreement, by and between J.H. Whitney Capital Partners, LLC, JCS Holdings, LLC, Ignite Restaurant Group, Inc. and certain of its subsidiaries party thereto.	Filed as Exhibit 10.6 of registrant's Amendment No. 4 to Form S-1 (No. 333-175878) as filed with the Commission on April 24, 2012 and incorporated herein by reference.
10.9	*	Form of Directors and Officers Indemnification Agreement.	Filed as Exhibit 10.12 of registrant's Amendment No. 7 to Form S-1 (No. 333-175878) as filed with the Commission on May 8, 2012 and incorporated herein by reference.
10.10		Registration Rights Agreement, dated as of May 16, 2012, by and among Ignite Restaurant Group, Inc. and J.H. Whitney VI, L.P. and the stockholders set forth in Schedule I attached thereto.	Filed as Exhibit 10.1 of registrant's Quarterly Report on Form 10-Q for the quarter ended June 18, 2012 as filed with the Commission on October 30, 2012 and incorporated herein by reference.
10.11
		Credit Agreement, dated as of October 29, 2012, by and among Ignite Restaurant Group, Inc., the financial institutions party thereto, as lenders, KeyBank National Association, as joint lead arranger, joint book runner and administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book runner and Bank of America, N.A., as syndication agent.	Filed as Exhibit 10.14 of registrant's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Commission on March 20, 2013 and incorporated herein by reference.

Exhibit No.		Description
10.12		Amended and Restated Credit and Security Agreement, dated as of April 9, 2013, by and among Ignite Restaurant Group, Inc. and a syndicate of commercial banks and other financial institutions party thereto, as lenders, KeyBank National Association, as joint lead arranger, joint book runner and administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book runner and Bank of America, N.A., as syndication agent.	Filed as Exhibit 10.1 of registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2013 as filed with the Commission on May 7, 2013 and incorporated herein by reference.
10.13
		First Amendment to the Amended and Restated Credit and Security Agreement, dated as of October 25, 2013, by and among Ignite Restaurant Group, Inc., the financial institutions party thereto, as lenders, KeyBank National Association, as joint lead arranger, joint book runner and administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book runner and Bank of America, N.A., as syndication agent.	Filed as Exhibit 10.1 of registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 as filed with the Commission on November 5, 2013 and incorporated herein by reference.
10.14	*	Offer Letter, effective as of November 26, 2012, between Ignite Restaurant Group, Inc. and Michael J. Dixon.	Filed as Exhibit 10.15 of registrant's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Commission on March 20, 2013 and incorporated herein by reference.
10.15	*	Separation and Release Agreement, dated as of December 10, 2012, between Ignite Restaurant Group, and Jeffrey L. Rager.	Filed as Exhibit 10.16 of registrant's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Commission on March 20, 2013 and incorporated herein by reference.
10.16	*	Separation and Release Agreement, dated as of April 1, 2013, by and among Ignite Restaurant Group, Inc. and Kevin T. Cottingim.	Filed as Exhibit 10.2 of registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2013 as filed with the Commission on May 7, 2013 and incorporated herein by reference.
10.17	*	Offer Letter, effective as of February 28, 2013, between Ignite Restaurant Group, Inc. and David Catalano.	Filed as Exhibit 10.3 of registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2013 as filed with the Commission on May 7, 2013 and incorporated herein by reference.
10.18	*	Separation and Release Agreement, dated as of January 27, 2014, by and among Ignite Restaurant Group, Inc. and James W. Kuhn.	Filed herewith.

Exhibit No.	Description
21.1	List of Subsidiaries of Ignite Restaurant Group, Inc.	Filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.
31.1
	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2
	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
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

IGNITE RESTAURANT GROUP, INC.
March 5, 2014	By:	/s/ RAYMOND A. BLANCHETTE, III
		Name:	Raymond A. Blanchette, III
		Title:	Chief Executive Officer (Principal Executive Officer)
March 5, 2014	By:	/s/ MICHAEL J. DIXON
		Name:	Michael J. Dixon
		Title:	President and Chief Financial Officer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2014.

/s/ PAUL R. VIGANO Paul R. Vigano	Chairman of the Board
/s/ RAYMOND A. BLANCHETTE, III Raymond A. Blanchette, III	Chief Executive Officer and Director
/s/ BRAD A. LEIST Brad A. Leist	Principal Accounting Officer
/s/ BRIAN N. CHERRY Brian N. Cherry	Director
/s/ ANN IVERSON Ann Iverson	Director
/s/ JOSEPH STEIN Joseph Stein	Director