Form 10-Q
period 2014-03-31
Ignite Restaurant Group, Inc.
filed 2014-04-30
CIK 1526796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes: ☐ No: ☒

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 28, 2014 was 26,124,425.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31, 2014	December 30, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,046	$972
Accounts receivable, net	11,922	14,565
Inventories	10,583	9,836
Other current assets	15,027	16,337
Total current assets	38,578	41,710

Property and equipment, net	242,345	248,507
Intangible assets, net	29,630	29,875
Goodwill	6,402	6,402
Other assets	23,126	20,590
Total assets	$340,081	$347,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$33,210	$35,238
Accrued liabilities	48,867	49,259
Current portion of debt obligations	3,298	2,998
Total current liabilities	85,375	87,495

Long-term debt obligations	123,277	128,984
Deferred rent	20,250	19,548
Other long-term liabilities	9,273	9,450
Total liabilities	238,175	245,477

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.01 par value per share, 100,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 500,000 shares authorized; 26,115 and 25,796 shares issued and outstanding, respectively	256	256
Additional paid-in capital	88,267	87,703
Accumulated earnings	13,383	13,648
Total stockholders’ equity	101,906	101,607

Total liabilities and stockholders’ equity	$340,081	$347,084

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 31, 2014	April 1, 2013

Revenues	$214,859	$118,240
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	63,418	36,321
Labor expenses	66,847	31,907
Occupancy expenses	19,458	8,554
Other operating expenses	44,001	21,804
General and administrative	12,274	10,291
Depreciation and amortization	8,136	4,813
Pre-opening costs	204	1,091
Asset impairments and closures	957	17
Loss on disposal of property and equipment	265	195
Total costs and expenses	215,560	114,993
Income (loss) from operations	(701)	3,247
Interest expense, net	(1,878)	(395)
Gain on insurance settlements	—	300
Income (loss) before income taxes	(2,579)	3,152
Income tax expense (benefit)	(2,314)	967

Net income (loss)	$(265)	$2,185

Basic and diluted net income (loss) per share data:
Net income (loss) per share
Basic and diluted	$(0.01)	$0.09

Weighted average shares outstanding
Basic	25,639	25,624
Diluted	25,639	25,630

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 31, 2014	April 1, 2013

Cash flows from operating activities
Net income (loss)	$(265)	$2,185
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,136	4,813
Amortization of debt issuance costs	197	74
Stock-based compensation	567	215
Deferred income tax	(2,814)	390
Gain on insurance related to property and equipment	—	(300)
Non-cash loss on disposal of property and equipment	265	168
Decrease (increase) in operating assets:
Accounts receivable	2,234	(1,001)
Inventory	(747)	(860)
Other operating assets	1,074	276
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(265)	3,550
Other operating liabilities	525	763

Net cash provided by operating activities	8,907	10,273

Cash flows from investing activities
Purchases of property and equipment	(3,472)	(8,947)
Proceeds from property insurance claims	—	300
Proceeds from disposal of property and equipment	49	1
Purchases of liquor licenses	—	(625)

Net cash used in investing activities	(3,423)	(9,271)

Cash flows from financing activities
Borrowings on revolving credit facility	43,600	—
Payments on revolving credit facility	(48,407)	—
Payments on long-term debt	(600)	—
Debt issuance costs paid	—	(107)
Taxes paid related to net share settlement of equity awards	(3)	—

Net cash used in financing activities	(5,410)	(107)

Net increase in cash and cash equivalents	74	895

Cash and cash equivalents at beginning of period	972	6,929

Cash and cash equivalents at end of period	$1,046	$7,824

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

As of March 31, 2014, Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) owned and operated three full service, casual dining restaurant brands under the names Joe’s Crab Shack (“Joe’s”), Brick House Tavern + Tap (“Brick House”) and Romano’s Macaroni Grill (“Macaroni Grill”). As of March 31, 2014, we owned and operated 136 Joe’s restaurants, 20 Brick House restaurants and 177 Macaroni Grill restaurants in 36 states within the United States, and franchised 25 Macaroni Grill restaurants within the United States and foreign countries.

J.H. Whitney VI, L.P., an affiliate of J.H. Whitney Capital Partners, LLC, currently owns approximately 66.5% of our total outstanding common stock.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X, and hence, the financial statements do not contain certain information included in our annual financial statements and notes thereto. We have made adjustments consisting of normal recurring adjustments that are, in our opinion, necessary for a fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2013 filed with the Securities and Exchange Commission (“SEC”) on March 5, 2014. The December 30, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ignite and its wholly-owned subsidiaries as of March 31, 2014. The prior year condensed consolidated financial statements do not include the results of operations and cash flows of Macaroni Grill, which we acquired on April 9, 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on the Monday nearest to December 31 of each year. Our quarterly accounting periods are comprised of four equal 13-week periods, except for 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks. Fiscal years 2014 and 2013 are 52-week years.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which prescribes that an unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar loss, or a tax credit carryforward, except in certain cases where the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. This update should be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. Our adoption of this update effective December 31, 2013 did not have a significant impact on our condensed consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations while enhancing related disclosures. Under the amendment, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include disposal of a major geographic area, a major line of business, or a major equity method investment. Expanded disclosures about the assets, liabilities, income and expenses of discontinued operations will be required. We early adopted the amendment effective December 31, 2013, and as such will apply the accounting and disclosure provisions to disposals and classifications of disposal groups as held for sale that occur after the effective date. Adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

Note 2 — Selected Balance Sheet Accounts

The components of other current assets are as follows (in thousands):

	March 31, 2014	December 30, 2013

Prepaid rent	$4,832	$5,281
Prepaid insurance	3,138	3,043
Deferred income taxes	2,713	3,344
Prepaid taxes	1,259	1,777
Other	3,085	2,892
	$15,027	$16,337

The components of intangible assets are as follows (in thousands):

	March 31, 2014	December 30, 2013

Trademarks, net	$10,920	$11,030
Liquor licenses	10,648	10,648
Franchise agreements, net	8,062	8,197
	$29,630	$29,875

The components of accrued liabilities are as follows (in thousands):

	March 31, 2014	December 30, 2013

Payroll and related costs	$17,403	$14,276
Insurance	9,986	9,509
Deferred gift card revenue	7,314	8,883
Sales and alcohol taxes	5,615	4,154
Utilities	2,974	2,603
Property taxes	1,707	4,461
Professional fees	1,089	2,425
Other	2,779	2,948
	$48,867	$49,259

Note 3 — Debt Obligations

Debt obligations consisted of the following (in thousands):

	March 31, 2014	December 30, 2013

Revolving credit facility, expiring April 2018	$80,400	$85,207
$50.0 million term loan, due April 2018	46,175	46,775
Total debt	126,575	131,982
Less current portion	3,298	2,998

Long-term debt obligations	$123,277	$128,984

To finance our acquisition of Macaroni Grill, on April 9, 2013, we amended our Revolving Credit Facility (“New Revolving Credit Facility”) and added a $50.0 million term loan facility (the “Term Loan” and together with the New Revolving Credit Facility, the “New Credit Facility”). The initial interest rate for borrowings under the New Credit Facility was at LIBOR plus a margin of 3.5%, or the base rate (as defined in the agreement) plus a margin of 2.5%, as we elected. Thereafter, the applicable margins were subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.25% to 4.25% on LIBOR-based loans, and from 0.25% to 3.25% on base rate-based loans. In addition, we are required to pay commitment fees on the unused portion of the New Revolving Credit Facility.  The commitment fee rate is 0.50% per annum, and is subject to adjustment thereafter on a quarterly basis based on our leverage ratio.

On October 25, 2013, we entered into a First Amendment (the “Amendment”) to our New Credit Facility.  The initial interest rate for borrowings under the amendment was at LIBOR plus a margin of 4.5% or the base rate (as defined in the agreement) plus a margin of 3.5%, as we may elect. Thereafter, the applicable margins are subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.75% to 4.5% on LIBOR-based loans, and from 0.75% to 3.5% on base rate-based loans.

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

The Amendment modified the financial covenants such that (a) the leverage ratio may not exceed (i) 6.25x through June 29,2014, (ii) 6.00x on June 30, 2014 through March 29, 2015, (iii) 5.75x on March 30, 2015 through September 27, 2015, (iv) 5.50x on September 28, 2015 through March 27, 2016, (v) 5.25x on March 28, 2016 through June 26, 2016, (vi) 5.00x on June 27, 2016 through September 25, 2016, and (vii) 4.75x on September 26, 2016 and thereafter, and (b) the fixed charge coverage ratio may not be less than (i) 1.25x through September 28, 2014, (ii) 1.30x on September 29, 2014 through March 29, 2015, (iii) 1.35x on March 30, 2015 through September 27, 2015, (iv) 1.40x on September 28, 2015 through March 27, 2016, (v) 1.45x on March 28, 2016 through September 25, 2016, and (vi) 1.50x on September 26, 2016 and thereafter. The Amendment also modified certain definitions, mandatory payment provisions and financial covenants, including the maximum leverage ratios applicable to our real property lease obligation covenant and certain definitions and covenants with respect to the treatment of acquisitions. We were in compliance with these financial covenants as of March 31, 2014.

The weighted average interest rate on the New Credit Facility at March 31, 2014 was 4.9%. As of March 31, 2014, we had outstanding letters of credit of approximately $6.5 million and available borrowing capacity of approximately $13.1 million under the New Revolving Credit Facility.

The carrying value of our long-term debt approximates fair value. The estimate of the fair value of our debt is based on observable market information from a third party pricing source, which is classified as a level 2 input within the fair value hierarchy.

Note 4 — Restaurant Closures

During the thirteen weeks ended March 31, 2014, we closed two Macaroni Grill restaurants: one in Florida and one in Arizona. We recognized $1.2 million in expense of which $824 thousand was recorded in asset impairments and closures and $347 thousand of accelerated depreciation was recorded in depreciation expense. The closure expense included future minimum lease obligations and a write-off of approximately $555 thousand of favorable lease interests related to one of the closed restaurants.

Note 5 — Stock-Based Compensation

During the thirteen weeks ended March 31, 2014, the board of directors granted 335 thousand shares of restricted stock with a weighted average grant date fair value of $12.64, and 40 thousand stock appreciation rights (“SARs”) with a weighted average grant date fair value of $6.34. The total stock-based compensation expense for the thirteen weeks ended March 31, 2014 was $567 thousand of which $25 thousand was recorded in labor expenses and $542 thousand was recorded in general and administrative expenses. As of March 31, 2014, we had unrecognized stock-based compensation expense of approximately $8.1 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 3.4 years.

The following table provides the significant weighted average assumptions used to determine the fair value of SARs on the grant date using the Black-Scholes option-pricing model for awards granted during the thirteen weeks ended March 31, 2014 and April 1, 2013:

	Thirteen Weeks Ended March 31, 2014	Thirteen Weeks Ended April 1, 2013
Expected term	6.2 years	6.3 years
Expected volatility	44.0%	47.1%
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.0%	1.2%

Since we have limited historical exercise experience on SARs, we used the simplified method of estimating expected term. We estimated expected volatility using the volatility of a peer group over a recent historical period equal to the same expected term of the award. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant using the term equal to our expected term. Restricted stock is valued using the closing stock price on the business day prior to the grant date.

Note 6 — Net Income (Loss) per Share

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

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 31, 2014	April 1, 2013
Numerator:
Net income (loss)	$(265)	$2,185

Denominator:
Basic weighted average shares outstanding	25,639	25,624
Effect of dilutive securities	—	6
Diluted weighted average shares outstanding	25,639	25,630

For the thirteen weeks ended March 31, 2014, we excluded 471 thousand shares of restricted stock and 1.1 million SARs from the calculation of diluted net loss per share because the effect was anti-dilutive due to the net loss for the period. The effect of dilutive securities for the thirteen weeks ended April 1, 2013 relates to 17 thousand shares of restricted stock outstanding as of April 1, 2013. For the thirteen weeks ended April 1, 2013, we excluded 530 thousand SARs from the calculation of diluted net income per share because their effect was anti-dilutive.

Note 7 — Commitments and Contingencies

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

On July 18, 2012, we announced our intention to restate our financial statements for the years ended December 28, 2009, January 3, 2011 and January 2, 2012 and the related interim periods. On July 20, 2012, a putative class action complaint was filed in the U.S. District Court for the Southern District of Texas against us, certain of our current directors and officers and the underwriters in the initial public offering (“IPO”). The plaintiffs allege that all the defendants violated Section 11 of the Securities Act of 1933 (the “Securities Act”) and certain of our directors and officers have control person liability under Section 15 of the Securities Act, based on allegations that in light of the July 18, 2012 restatement announcement, our IPO registration statement and prospectus contained untrue statements of material facts, omitted to state other facts necessary to make the statements made therein not misleading, and omitted to state material facts required to be stated therein. The plaintiffs seek unspecified compensatory damages and attorneys’ fees and costs.

We have begun the discovery process, however, we continue to believe this lawsuit is without merit, and are vigorously defending the lawsuit. However, we are unable to predict the outcome of this case and any future related cases.

Note 8 — Income Taxes

Our effective tax rate is generally the combined federal and state statutory rate reduced by the effect of tax credits primarily due to the tax benefit of FICA tax credits for employee reported tip income. The effective tax rate for the thirteen weeks ended March 31, 2014 was a benefit of 89.7%, while the effective tax rate for the thirteen weeks ended April 1, 2013 was an expense of 30.7%. The change in the effective tax rate is primarily due to more FICA tax credits being generated in the current quarter proportionate to the loss before income taxes.

Income taxes for the thirteen weeks ended March 31, 2014 were estimated using the discrete method, which was based on actual year-to-date loss before income taxes and estimated tax credits generated primarily related to FICA and Medicare taxes paid on employee tip income. We believe that this method will yield a more reliable income tax calculation for the interim periods in fiscal year 2014. The estimated annual effective tax rate method is not reasonable due to its sensitivity to small changes in forecasted annual earnings before income taxes, which would result in significant variations in the customary relationship between income tax expense and earnings before income taxes for interim periods.

Note 9 — Segment Information

All of our restaurants compete in the full-service casual dining industry. Our brands also possess similar production methods, distribution methods, and economic characteristics, resulting in similar long-term expected financial performance characteristics. In connection with the acquisition of Macaroni Grill and considering the future growth plans of Brick House, we believe reporting information about each of our brands would be useful to readers of our financial statements and is consistent with how management evaluates brand performance. While Macaroni Grill is similar in size to Joe’s, it currently has significantly different operating performance than our other two brands. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs, asset impairments and closures, and loss on disposal of property and equipment. Unallocated corporate expenses, capital expenditures, property and equipment, and goodwill and other intangibles assets are presented below as reconciling items to the amounts presented in the condensed consolidated financial statements.

The following tables present information about our reportable segments for the respective periods (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 31, 2014	April 1, 2013
Revenues
Joe’s Crab Shack	$105,332	$106,596
Brick House Tavern + Tap	17,763	11,644
Romano’s Macaroni Grill	91,764	—
	$214,859	$118,240

Income (loss) from operations
Joe’s Crab Shack	$7,777	$11,085
Brick House Tavern + Tap	1,795	663
Romano’s Macaroni Grill	(1,588)	—
Corporate	(8,685)	(8,501)
	$(701)	$3,247

Depreciation and amortization
Joe’s Crab Shack	$4,555	$3,840
Brick House Tavern + Tap	1,022	786
Romano’s Macaroni Grill	2,314	—
Corporate	245	187
	$8,136	$4,813

Capital expenditures
Joe’s Crab Shack	$1,964	$8,399
Brick House Tavern + Tap	1,251	235
Romano’s Macaroni Grill	145	—
Corporate	112	313
	$3,472	$8,947

	March 31, 2014	December 30, 2013
Property and equipment, net
Joe’s Crab Shack	$148,304	$151,384
Brick House Tavern + Tap	38,404	39,219
Romano’s Macaroni Grill	52,419	54,541
Corporate	3,218	3,363
	$242,345	$248,507

Goodwill and other intangible assets, net
Joe’s Crab Shack	$4,297	$4,403
Brick House Tavern + Tap	620	625
Romano’s Macaroni Grill	31,100	31,234
Corporate	15	15
	$36,032	$36,277

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations with the consolidated financial statements and related notes included elsewhere herein. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward-Looking Statements” in our most recent Annual Report on Form 10-K for the fiscal year ended December 30, 2013. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends on the Monday nearest to December 31 of each year. Our quarterly accounting periods are comprised of 13 weeks, except for 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks. Fiscal years 2014 and 2013 are 52-week years.

Overview

As of March 31, 2014, Ignite Restaurant Group, Inc. operated three restaurant brands in the casual dining segment, Joe’s Crab Shack (“Joe’s”), Brick House Tavern + Tap (“Brick House”) and Romano’s Macaroni Grill (“Macaroni Grill”). Each of our restaurant brands offers a variety of high-quality food in a distinctive, casual, high-energy atmosphere. Joe’s, Brick House and Macaroni Grill operate in a diverse set of markets across the United States and internationally. As of March 31, 2014, we owned and operated 136 Joe’s restaurants, 20 Brick House restaurants and 177 Macaroni Grill restaurants in 36 states, and franchised 25 Macaroni Grill restaurants within the United States and foreign countries.

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

During the thirteen weeks ended March 31, 2014, we closed two company-owned Macaroni Grill restaurants and opened one franchised Macaroni Grill restaurant in Dubai, U.A.E. Subsequent to the end of the current quarter, we opened two franchised Macaroni Grill restaurants in Abu Dhabi, U.A.E.

Outlook

Our near term business strategy focuses on two primary elements: reviving the Macaroni Grill brand and continuing the growth of our legacy brands through same-store sales growth and new unit development.

We completed our acquisition of Macaroni Grill on April 9, 2013. Prior to the acquisition, Macaroni Grill’s revenues were steadily declining, including a decline of approximately 25% over the last three fiscal years, from $524.4 million in the fiscal year ended June 30, 2010 to $395.4 million in the fiscal year ended June 27, 2012. Since our acquisition, the comparable restaurant sales of Macaroni Grill have declined by 5.8%, which is a slight improvement from the 6.5% decrease we experienced through the end of fiscal year 2013.

We believe that Macaroni Grill has significant earnings potential but has underperformed in the last several years. Similar to Macaroni Grill, the performance of the Joe’s brand was lagging before it came under Ignite’s management. However, the experience of our management team allowed us to transform Joe’s into a market leader, while simultaneously developing and launching Brick House.

We believe many of the same key elements of the Joe’s transformation are present at Macaroni Grill, including the ability to: accelerate menu innovation to create a relevant, compelling menu; elevate service, atmosphere and operations to create a premium dining experience; revamp the current marketing plan and emphasize innovation and continuity in our messaging; and optimize real estate by converting underperforming restaurants into Joe’s or Brick House restaurants. In addition, Macaroni Grill will benefit from the talent and innovation of our culinary and beverage teams that have driven innovation success at Joe’s and Brick House.

Additionally, since the acquisition of Macaroni Grill, we have implemented a comprehensive marketing program that includes national cable television advertising and an updated and enhanced menu. In addition, we increased restaurant-level staffing in order to deliver our expected level of guest services and to help increase revenues. We are also in the process of bringing back many of the original brand elements that historically made a visit to Macaroni Grill a memorable experience. For example, we have begun to restore wine as the key focus of a Macaroni Grill visit by, among other things, reviving our house wine feature, which we believe was a key element of Macaroni Grill’s early success. We have also reintroduced the consistent presence of opera singers to our Macaroni Grill restaurants system-wide to provide entertainment that elevates our guests’ dining experience to an authentic Italian experience.

While the Macaroni Grill business generated a loss from operations of $1.6 million during the current quarter, we believe these investments, along with continued marketing strategy and menu development evolution, will allow us to improve the operations of the Macaroni Grill brand and make it a positive contributor to our financial results. However, these measures or any other changes we implement may not increase guest traffic or improve the performance at our Macaroni Grill restaurants.

For the remainder of the fiscal year, we expect to open as many as eight restaurants, including as many as five conversions of Macaroni Grill restaurants to Brick Houses.

Results of Operations

We acquired Macaroni Grill on April 9, 2013, hence, the prior year comparable quarter results do not include the results of operations of Macaroni Grill.

Thirteen Weeks Ended March 31, 2014 Compared to Thirteen Weeks Ended April 1, 2013

The following table presents the condensed consolidated statement of operations for the thirteen weeks ended March 31, 2014 and April 1, 2013, including as expressed as a percentage of revenue.

	Thirteen Weeks Ended March 31, 2014		Thirteen Weeks Ended April 1, 2013		Increase (Decrease)
	(dollars in thousands)
Revenues	$214,859	100.0%	$118,240	100.0%	$96,619	81.7%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	63,418	29.5	36,321	30.7	27,097	74.6
Labor expenses	66,847	31.1	31,907	27.0	34,940	109.5
Occupancy expenses	19,458	9.1	8,554	7.2	10,904	127.5
Other operating expenses	44,001	20.5	21,804	18.4	22,197	101.8
General and administrative	12,274	5.7	10,291	8.7	1,983	19.3
Depreciation and amortization	8,136	3.8	4,813	4.1	3,323	69.0
Pre-opening costs	204	0.1	1,091	0.9	(887)	(81.3)
Asset impairments and closures	957	0.4	17	0.0	940	5529.4
Loss on disposal of property and equipment	265	0.1	195	0.2	70	35.9

Total costs and expenses	215,560	100.3	114,993	97.3	100,567	87.5

Income (loss) from operations	(701)	(0.3)	3,247	2.7	(3,948)	(121.6)
Interest expense, net	(1,878)	(0.9)	(395)	(0.3)	(1,483)	375.4
Gain on insurance settlements	—	—	300	0.3	(300)	(100.0)

Income (loss) before income taxes	(2,579)	(1.2)	3,152	2.7	(5,731)	(181.8)
Income tax expense (benefit)	(2,314)	(1.1)	967	0.8	(3,281)	(339.3)

Net income (loss)	$(265)	(0.1)%	$2,185	1.8%	$(2,450)	(112.1)%

*                 The percentages reflected are subject to rounding adjustments.

The following table sets forth additional operating information for the periods indicated that we use in assessing our performance:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 31, 2014	April 1, 2013
	(dollars in thousands)
Selected Other Data(1):
Number of restaurants open (end of period):
Joe’s Crab Shack	136	131
Brick House Tavern + Tap	20	15
Romano’s Macaroni Grill	177	—
Total restaurants	333	146

Restaurant operating weeks
Joe’s Crab Shack	1,768	1,677
Brick House Tavern + Tap	260	195
Romano’s Macaroni Grill	2,314	—

Average weekly sales
Joe’s Crab Shack	$60	$64
Brick House Tavern + Tap	$68	$60
Romano’s Macaroni Grill	$39	$—

Change in comparable restaurant sales
Joe’s Crab Shack	(6.0)%	(2.0)%
Brick House Tavern + Tap	10.0%	3.9%
Romano’s Macaroni Grill	(4.1)%	—

Income (loss) from operations
Joe’s Crab Shack	$7,777	$11,085
Brick House Tavern + Tap	$1,795	$663
Romano’s Macaroni Grill	$(1,588)	$—
Corporate	$(8,685)	$(8,501)
Total	$(701)	$3,247

Adjusted net income(2)	$333	$2,726

(1)              Activity for Macaroni Grill commenced from acquisition date, April 9, 2013.

(2)             A reconciliation and discussion of this non-GAAP financial measure is included below under “Non-GAAP Financial Measures.” This measure should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

Revenues

Revenues were $214.9 million during the thirteen weeks ended March 31, 2014, an increase of $96.6 million, or 81.7%, compared to revenues of $118.2 million during the thirteen weeks ended April 1, 2013. The increase is comprised of $91.8 million from the acquisition of Macaroni Grill and an increase in operating weeks at the Joe’s and Brick House brands from new restaurant openings, offset by a 4.2% decrease in comparable restaurant sales at the Joe’s and Brick House brands.

Revenues at Joe’s Crab Shack decreased 1.2% to $105.3 million in the first quarter of 2014 versus $106.6 million in the first quarter of 2013. This decrease is due primarily to a 6.0% decrease in comparable restaurant sales, partially offset by a higher restaurant count from the prior year. The comparable restaurant sales decrease is comprised of a 7.5% decrease in guest count, offset partially by a 0.1% increase in pricing and a 1.4% increase in mix. We believe the shift of the Easter holiday into the second quarter and the adverse winter weather, relative to the comparable prior year period, significantly impacted sales at our Joe’s restaurants. With Joe’s summer beach-themed décor and large patios, the impact from adverse weather is more significant at Joe’s versus our other brands.

Brick House Tavern + Tap revenues increased 52.6% to $17.8 million in the first quarter of 2014 versus $11.6 million in the first quarter of 2013 due to a 10.0% increase in comparable restaurant sales and five new restaurant openings since the first quarter of 2013. The comparable restaurant sales increase is comprised of a 2.6% increase in pricing and a 7.4% increase from guest count and mix.

Revenues at Macaroni Grill were $91.8 million, which includes $722 thousand in royalty income. The 4.1% comparable restaurant sales decrease is comprised of a 7.5% decrease in guest count, partially offset by a 0.8% increase in pricing and a 2.6% increase in mix.

Operating Costs and Expenses

Restaurant operating costs and expenses increased by $95.1 million, or 96.5%, over the prior year primarily due to the acquisition of Macaroni Grill and the increased operating weeks from net new store openings.

As a percent of revenue, cost of sales decreased to 29.5% from 30.7% primarily due to the inclusion of the Macaroni Grill business which tends to have slightly lower food costs as a percent of revenue than our legacy brands. Labor expenses, as a percentage of revenue, increased to 31.1% from 27.0% due to higher labor costs as a percent of revenue at Macaroni Grill and decreased labor productivity at Joe’s from the lower comparable sales. Occupancy expenses, as a percentage of revenue, increased to 9.1% from 7.2% primarily due to deleverage from the lower sales volumes at Macaroni Grill.  Other operating expenses increased, as a percentage of revenue, to 20.5% from 18.4% primarily due to deleveraging of fixed costs against lower Macaroni Grill sales and lower comparable restaurant sales at Joe’s.

General and Administrative

General and administrative expense increased by $2.0 million, or 19.3%, to $12.3 million during the thirteen weeks ended March 31, 2014 from $10.3 million during the thirteen weeks ended April 1, 2013 due primarily to the infrastructure additions required to support the Macaroni Grill business. As a percent of revenue, general and administrative expenses decreased to 5.7% from 8.7%. The prior year general and administrative expenses included $1.0 million of acquisition-related expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.3 million, or 69.0%, to $8.1 million during the thirteen weeks ended March 31, 2014 from $4.8 million during the thirteen weeks ended April 1, 2013. This increase is mainly due to a higher depreciable asset base from the addition of the Macaroni Grill restaurants and new restaurants opened. As a percent of revenue, depreciation and amortization decreased to 3.8% from 4.1%. See asset impairments and closures below for additional discussion.

Pre-Opening Costs

Pre-opening costs decreased by $887 thousand, or 81.3%, to $204 thousand during the thirteen weeks ended March 31, 2014 from $1.1 million during the thirteen weeks ended April 1, 2013. We did not open any restaurants during the thirteen weeks ended March 31, 2014 compared to two new restaurants opened during the thirteen weeks ended April 1, 2013.  We incurred pre-opening costs in both periods for other openings in progress during the period.

Asset impairments and closures

Asset impairments and closures increased by $940 thousand to $957 thousand during the thirteen weeks ended March 31, 2014 from $17 thousand during the thirteen weeks ended April 1, 2013. We closed two Macaroni Grill restaurants in the current quarter and none in the first quarter of the prior year. During the thirteen weeks ended March 31, 2014, we closed two Macaroni Grill restaurants: one in Florida and one in Arizona. We recognized $1.2 million in expense of which $824 thousand was recorded in asset impairments and closures and $347 thousand of accelerated depreciation was recorded in depreciation expense. The closure expense included future minimum lease obligations and a write-off of approximately $555 thousand of favorable lease interests related to one of the closed restaurants.

Income (Loss) from Operations

As a result of the foregoing, consolidated income (loss) from operations decreased by $3.9 million, or 121.6%, to a $701 thousand loss in the current 13-week period compared to income of $3.2 million in the 13-week period of the prior year.

Income from operations for the Joe’s brand decreased by $3.3 million, or 29.8%, to $7.8 million in the current 13-week period from $11.1 million in the prior year 13-week period. As a percent of revenue, income from operations was 7.4% for the current quarter compared to 10.4% in the prior year. This decrease is primarily attributable to lower comparable restaurant sales and deleveraging of fixed costs against lower sales volume.

At Brick House, income from operations increased by $1.1 million, or 170.7%, to $1.8 million in the current 13-week period from $663 thousand in the prior year 13-week period. As a percent of revenue, income from operations increased to 10.1% in the current quarter from 5.7% in the prior year quarter.  This increase is due primarily to the increase in comparable restaurant sales and the higher restaurant count from the prior year.

Macaroni Grill generated a loss from operations of $1.6 million for the quarter, or (1.7)% as a percent of revenue.

Interest Expense, Net

Interest expense, net increased by $1.5 million, or 375.4%, to $1.9 million during the thirteen weeks ended March 31, 2014 from $395 thousand during the thirteen weeks ended April 1, 2013 primarily due to a higher average debt balance in the current year.

Income Tax Expense

Income tax expense decreased by $3.3 million, or 339.3% to a $2.3 million benefit during the thirteen weeks ended March 31, 2014 from a $967 thousand expense during the thirteen weeks ended April 1, 2013. The effective income tax rate increased to 89.7% from 30.7% primarily due to more FICA tax credits being generated in the current quarter proportionate to the loss before income taxes.

Seasonality

There is a seasonal component to the Joe’s business which typically peaks in the summer months (June, July and August) and slows in the winter months (November, December and January). Because of the seasonality of our business, results for any fiscal quarter are not necessarily indicative of the results that may be achieved for future fiscal quarters or for the full fiscal year.

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

Macaroni Grill generated a loss from operations of $1.6 million for the quarter, which contributed to a lower net cash provided by operating activities. We continue to implement plans to restore the profitability of Macaroni Grill in the near future, and although we are experiencing signs of minimal recovery, there can be no assurance that the actual full year results will not differ materially from our plans. Alternatively, if we continue experiencing negative cash trends from Macaroni Grill operations, we can supplement our liquidity position by closing underperforming restaurants, postponing restaurant development, cutting discretionary capital expenditure spending, and divesting non-core assets. We may also be required to raise additional funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any of these financing options would be available on favorable terms, if at all.

We believe that these sources of liquidity and capital will be sufficient to finance our continued operations and expansion plans for at least the next twelve months.

The following table shows summary cash flows information for the thirteen weeks ended March 31, 2014 and April 1, 2013 (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 31, 2014	April 1, 2013

Net cash provided by (used in):
Operating activities	$8,907	$10,273
Investing activities	(3,423)	(9,271)
Financing activities	(5,410)	(107)
Net increase in cash and cash equivalents	$74	$895

Operating Activities

Net cash provided by operating activities was $8.9 million for the thirteen weeks ended March 31, 2014 and $10.3 million for the thirteen weeks ended April 1, 2013. The $1.4 million decrease from the prior year period is due primarily to decreased operating profit at Joe’s, operating losses at Macaroni Grill and higher interest expense paid, offset partially by the increase in Brick House restaurant-level profit.

Investing Activities

Net cash used in investing activities decreased by $5.9 million to $3.4 million for the thirteen weeks ended March 31, 2014 compared to the net cash used in investing activities of $9.3 million for the thirteen weeks ended April 1, 2013 mainly due to the decrease in capital expenditures from prior year. Capital expenditures decreased to $3.5 million in the current year compared to $8.9 million in the prior year primarily due to the timing of new restaurant openings and the lower planned restaurant openings for the current fiscal year. In addition, we purchased liquor licenses amounting to $625 thousand, partially offset by proceeds from property insurance claims of $300 thousand both in the prior year.

We estimate that total capital expenditures for fiscal year 2014 will be approximately $45.0 million to $50.0 million, with as many as eight new restaurants, including as many as five conversions planned.

Financing Activities

Net cash used in financing activities was $5.4 million for the thirteen weeks ended March 31, 2014 compared to $107 thousand for the thirteen weeks ended April 1, 2013. In the current year, financing activity cash flows represent net payments of $4.8 million on our Revolving Credit Facility and $600 thousand on our Term Loan, while the prior year activity was for payment of debt issuance costs.

Acquisition of Macaroni Grill and New Credit Facility

On April 9, 2013, we completed our acquisition of Macaroni Grill. The preliminary aggregate purchase price paid at closing was approximately $60.4 million. In October 2013, we agreed on the final working capital adjustment as outlined in the purchase agreement.  The agreement called for us to receive a payment of $4.1 million in cash and up to an additional $1.1 million from income tax refunds being claimed related to pre-acquisition tax periods.  As of March 31, 2014, we have received $1.0 million of the $1.1 million from income tax refunds. The final aggregate acquisition price after the final working capital adjustment amounted to $55.2 million. The $5.2 million total purchase price adjustment was recorded as a reduction to goodwill.

To finance our acquisition of Macaroni Grill, on April 9, 2013, we amended our Revolving Credit Facility (“New Revolving Credit Facility”) and added a $50.0 million term loan facility (the “Term Loan” and together with the New Revolving Credit Facility, the “New Credit Facility”). The initial interest rate for borrowings under the New Credit Facility was at LIBOR plus a margin of 3.5%, or the base rate (as defined in the agreement) plus a margin of 2.5%, as we elected. Thereafter, the applicable margins were subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.25% to 4.25% on LIBOR-based loans, and from 0.25% to 3.25% on base rate-based loans. In addition, we are required to pay commitment fees on the unused portion of the New Revolving Credit Facility.  The commitment fee rate is 0.50% per annum, and is subject to adjustment thereafter on a quarterly basis based on our leverage ratio.

On October 25, 2013, we entered into a First Amendment (the “Amendment”) to our New Credit Facility.  The initial interest rate for borrowings under the amendment was at LIBOR plus a margin of 4.5% or the base rate (as defined in the agreement) plus a margin of 3.5%, as we may elect. Thereafter, the applicable margins are subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.75% to 4.5% on LIBOR-based loans, and from 0.75% to 3.5% on base rate-based loans.

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

The Amendment modified the financial covenants such that (a) the leverage ratio may not exceed (i) 6.25x through June 29,2014, (ii) 6.00x on June 30, 2014 through March 29, 2015, (iii) 5.75x on March 30, 2015 through September 27, 2015, (iv) 5.50x on September 28, 2015 through March 27, 2016, (v) 5.25x on March 28, 2016 through June 26, 2016, (vi) 5.00x on June 27, 2016 through September 25, 2016, and (vii) 4.75x on September 26, 2016 and thereafter, and (b) the fixed charge coverage ratio may not be less than (i) 1.25x through September 28, 2014, (ii) 1.30x on September 29, 2014 through March 29, 2015, (iii) 1.35x on March 30, 2015 through September 27, 2015, (iv) 1.40x on September 28, 2015 through March 27, 2016, (v) 1.45x on March 28, 2016 through September 25, 2016, and (vi) 1.50x on September 26, 2016 and thereafter. The Amendment also modified certain definitions, mandatory payment provisions and financial covenants, including the maximum leverage ratios applicable to our real property lease obligation covenant and certain definitions and covenants with respect to the treatment of acquisitions. We were in compliance with these financial covenants as of March 31, 2014.

The weighted average interest rate on the New Credit Facility at March 31, 2014 was 4.9%. As of March 31, 2014, we had outstanding letters of credit of approximately $6.5 million and available borrowing capacity of approximately $13.1 million under the New Revolving Credit Facility.

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

Adjusted net income

We calculate adjusted net income by eliminating from net income (loss) the impact of items we do not consider indicative of our ongoing operations. Specifically, we believe that this non-GAAP measure provides greater comparability and enhanced visibility into our results of operations, excluding the impact of special charges and certain other expenses. Adjusted net income represents net income (loss) less items such as (a) transaction costs related to our acquisition of Romano’s Macaroni Grill, (b) asset impairments and closures, (c) gain on insurance settlements, and (d) the income tax effect of the above described adjustments. We believe this measure provides additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of this adjusted measure should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to these adjustments.

A reconciliation of net income (loss) to adjusted net income is as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 31, 2014	April 1, 2013
	(in thousands)
Net income (loss)	$(265)	$2,185
Adjustments:
Acquisition-related expenses	—	1,018
Costs related to conversions, remodels and closures	986	—
Gain on insurance settlements	—	(300)
Income tax effect of adjustments above	(388)	(177)
Adjusted net income	$333	$2,726

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

During the thirteen weeks ended March 31, 2014, there were no significant changes in our accounting policies or estimates.

For a description of those accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2013 filed with the SEC on March 5, 2014.

Forward-Looking Statements

This quarterly report on Form 10-Q includes and incorporates by reference “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that the forward looking information presented in this quarterly report is not a guarantee of future events, and that actual events and results may differ materially from those made in or suggested by the forward looking information contained in this quarterly report. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “comfortable with,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Examples of forward-looking statements in this quarterly report include expectations about new restaurant openings and conversions, and expected improved operations of Macaroni Grill. A number of important factors could cause actual events and results to differ materially from those contained in or implied by the forward-looking statements, including the risk factors discussed in Item 1A of this Form 10-Q and our Annual Report on Form 10-K, filed on March 5, 2014 with the Securities and Exchange Commission. Any forward-looking information presented herein is made only as of the date of this quarterly report, and we do not undertake any obligation to update or revise any forward-looking information to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

Many of the food products we purchase are affected by commodity pricing that is subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and are generally unpredictable. For the thirteen weeks ended March 31, 2014, crab, lobster and shrimp accounted for approximately 27% of total food purchases.  Crab and lobster are wild caught and sourced from government regulated and sustainable fisheries. Other categories affected by the commodities markets, such as seafood, beef and fish, may each account for approximately 6% to 10% of our food purchases. While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities we require, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods. Our purchasing department negotiates prices and quantities for all of our ingredients through either cancellable contracts (with varying length terms), spot market purchases or commodity pricing formulas. Changes in commodity prices would generally affect us and our competitors similarly, depending on the terms and duration of supply contracts. We also enter into fixed price supply contracts for certain products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can have an adverse effect on margins.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our New Credit Facility, which bear interest at variable rates. As of March 31, 2014, we had $126.6 million outstanding under our New Credit Facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. We do not currently have any such derivative financial instruments in place. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A 1% point change in the interest rate on the outstanding balance of our variable rate debt would result in a $1.3 million change in our annual results of operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                     Legal Proceedings.

Disclosure regarding legal proceedings can be found in Note 7 of our condensed consolidated financial statements (unaudited) contained in this Form 10-Q.

Item 1A.            Risk Factors.

There were no material changes in our Risk Factors as previously disclosed in Item 1A of the our Annual Report on Form 10-K for the year ended December 30, 2013.

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

10.1*

Service Agreement between Norton Creative LLC and Ignite Restaurant Group, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2014 and incorporated herein by reference).

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
101

The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGNITE RESTAURANT GROUP, INC.

April 30, 2014	By:	/s/ Michael J. Dixon
		Name:	Michael J. Dixon
		Title:	President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)