Form 10-Q
period 2014-06-30
Ignite Restaurant Group, Inc.
filed 2014-08-07
CIK 1526796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of August 4, 2014 was 26,207,095.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2014	December 30, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$999	$972
Accounts receivable, net	12,974	14,565
Inventories	10,368	9,836
Other current assets	17,082	16,337
Total current assets	41,423	41,710

Property and equipment, net	243,878	248,507
Intangible assets, net	29,532	29,875
Goodwill	6,267	6,402
Other assets	23,719	20,590
Total assets	$344,819	$347,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$39,413	$35,238
Accrued liabilities	51,226	49,259
Current portion of debt obligations	3,598	2,998
Total current liabilities	94,237	87,495

Long-term debt obligations	115,078	128,984
Deferred rent	22,032	19,548
Other long-term liabilities	9,105	9,450
Total liabilities	240,452	245,477

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.01 par value per share, 100,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 500,000 shares authorized; 26,191 and 25,796 shares issued and outstanding, respectively	257	256
Additional paid-in capital	88,960	87,703
Accumulated earnings	15,150	13,648
Total stockholders' equity	104,367	101,607
Total liabilities and stockholders' equity	$344,819	$347,084

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013

Revenues	$229,847	$228,132	$444,706	$346,372
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	70,722	66,765	134,140	103,086
Labor expenses	68,995	71,465	135,842	103,372
Occupancy expenses	19,577	18,896	39,035	27,450
Other operating expenses	47,454	48,039	91,455	69,843
General and administrative	11,202	16,611	23,476	26,902
Depreciation and amortization	7,945	7,356	16,081	12,169
Pre-opening costs	558	1,477	762	2,568
Asset impairments and closures	135	14	1,092	31
Loss on disposal of property and equipment	504	197	769	392
Total costs and expenses	227,092	230,820	442,652	345,813
Income (loss) from operations	2,755	(2,688)	2,054	559
Interest expense, net	(1,765)	(1,741)	(3,643)	(2,136)
Gain on insurance settlements	-	-	-	300
Income (loss) before income taxes	990	(4,429)	(1,589)	(1,277)
Income tax benefit	(777)	(1,967)	(3,091)	(1,000)
Net income (loss)	$1,767	$(2,462)	$1,502	$(277)

Basic and diluted net income (loss) per share data:
Net income (loss) per share Basic and diluted	$0.07	$(0.10)	$0.06	$(0.01)

Weighted average shares outstanding
Basic	25,651	25,624	25,645	25,624
Diluted	25,749	25,624	25,715	25,624

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 30, 2014	July 1, 2013

Cash flows from operating activities
Net income (loss)	$1,502	$(277)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,081	12,169
Amortization of debt issuance costs	392	719
Stock-based compensation	1,383	634
Deferred income tax	(4,420)	(1,094)
Gain on insurance related to property and equipment	-	(300)
Non-cash loss on disposal of property and equipment	769	361
Decrease (increase) in operating assets, net of acquisition:
Accounts receivable	3,011	(4,645)
Inventories	(532)	(1,295)
Other operating assets	(642)	(3,759)
Increase in operating liabilities, net of acquisition:
Accounts payable and accrued liabilities	5,125	12,686
Other operating liabilities	2,139	1,948
Net cash provided by operating activities	24,808	17,147

Cash flows from investing activities
Acquisition of Romano's Macaroni Grill	49	(60,794)
Purchases of property and equipment	(11,319)	(19,559)
Proceeds from property insurance claims	-	300
Proceeds from disposal of property and equipment	70	24
Purchases of intangible assets	(150)	(768)
Net cash used in investing activities	(11,350)	(80,797)

Cash flows from financing activities
Borrowings on revolving credit facility	90,300	11,000
Payments on revolving credit facility	(102,407)	(1,000)
Proceeds from long-term debt	-	50,000
Payments on long-term debt	(1,199)	-
Debt issuance costs paid	-	(2,166)
Capital contribution	-	23
Taxes paid related to net share settlement of equity awards	(125)	-
Net cash provided by (used in) financing activities	(13,431)	57,857
Net increase (decrease) in cash and cash equivalents	27	(5,793)
Cash and cash equivalents at beginning of period	972	6,929
Cash and cash equivalents at end of period	$999	$1,136

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

As of June 30, 2014, Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) owned and operated three full service, casual dining restaurant brands under the names Joe’s Crab Shack (“Joe’s”), Brick House Tavern + Tap (“Brick House”) and Romano’s Macaroni Grill (“Macaroni Grill”). As of June 30, 2014, we owned and operated 136 Joe’s restaurants, 20 Brick House restaurants and 174 Macaroni Grill restaurants in 36 states within the United States, and franchised 26 Macaroni Grill restaurants within the United States and foreign countries.

J.H. Whitney VI, L.P., an affiliate of J.H. Whitney Capital Partners, LLC, currently owns approximately 66.3% of our total outstanding common stock.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X, and hence, the financial statements do not contain certain information included in our annual financial statements and notes thereto. We have made adjustments consisting of normal recurring adjustments that are, in our opinion, necessary for a fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2013 filed with the Securities and Exchange Commission (“SEC”) on March 5, 2014. The December 30, 2013 condensed consolidated balance sheet data contained herein was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ignite and its wholly-owned subsidiaries as of June 30, 2014. The prior year condensed consolidated financial statements include the results of operations and cash flows of Macaroni Grill commencing from the acquisition date of April 9, 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations while enhancing related disclosures. Under the amendment, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include disposal of a major geographic area, a major line of business, or a major equity method investment. Expanded disclosures about the assets, liabilities, income and expenses of discontinued operations will be required. We early adopted the amendment, and as such will apply the accounting and disclosure provisions to disposals and classifications of disposal groups as held for sale that occur after the effective date. Adoption of this standard did not have an impact on our condensed consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on revenue recognition, ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. Its disclosure guidance requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations; significant judgments and changes in judgments; and assets recognized from the costs to obtain or fulfill a contract. This ASU is effective for us for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. This ASU permits the use of either the retrospective or cumulative effect transition method. We are evaluating the impact of this guidance on our condensed consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the impact of the standard on our financial statements.

Note 2 — Selected Balance Sheet Accounts

The components of other current assets are as follows (in thousands):

	June 30, 2014	December 30, 2013
Prepaid rent	$4,791	$5,281
Deferred income taxes	3,197	3,344
Prepaid insurance	3,021	3,043
Prepaid taxes	1,767	1,777
Other	4,306	2,892
	$17,082	$16,337

The components of intangible assets are as follows (in thousands):

	June 30, 2014	December 30, 2013
Trademarks, net	$10,955	$11,030
Liquor licenses	10,648	10,648
Franchise agreements, net	7,929	8,197
	$29,532	$29,875

The components of accrued liabilities are as follows (in thousands):

	June 30, 2014	December 30, 2013
Payroll and related costs	$17,298	$14,276
Insurance	11,596	9,509
Deferred gift card revenue	7,011	8,883
Sales and alcohol taxes	4,694	4,154
Property taxes	3,424	4,461
Utilities	2,900	2,603
Professional fees	1,337	2,425
Other	2,966	2,948
	$51,226	$49,259

Note 3 — Debt Obligations

Debt obligations consisted of the following (in thousands):

	June 30, 2014	December 30, 2013
Revolving credit facility, expiring April 2018	$73,100	$85,207
Term loan, due April 2018	45,576	46,775
Total debt	118,676	131,982
Less current portion	3,598	2,998
Long-term debt obligations	$115,078	$128,984

On April 9, 2013, to finance our acquisition of Macaroni Grill, we amended our Revolving Credit Facility (“New Revolving Credit Facility”) and added a $50.0 million term loan facility (the “Term Loan” and together with the New Revolving Credit Facility, the “New Credit Facility”).

On October 25, 2013, we entered into a First Amendment (the “Amendment”) to our New Credit Facility. Interest rates for borrowings under the Amendment for the revolver and the Term Loan are equal to, at our option, either LIBOR or the base rate as defined in the agreement (plus a margin which is 4.25% for LIBOR loans and 3.25% for base rate loans at June 30, 2014). The applicable margins are subject to adjustment based on our leverage ratio on a quarterly basis. In addition, we are required to pay commitment fees on the unused portion of the New Revolving Credit Facility. The commitment fee rate is currently 0.50% per annum, and is subject to adjustment thereafter on a quarterly basis based on our leverage ratio.

We wrote off $0.5 million of debt issuance costs in connection with our amendment to our Revolving Credit Facility in April 2013. Additionally, the remaining $1.5 million of unamortized debt issuance costs relating to our Revolving Credit Facility were included as a component of other assets and are being amortized over the term of the amended facility.

The New Credit Facility, as amended, is guaranteed by each of our subsidiaries and secured by substantially all of our present and future assets and a lien on the capital stock or other equity interests of our direct and indirect subsidiaries. The New Credit Facility, as amended, contains financial covenants including a leverage ratio and a minimum fixed charge coverage ratio, as described in the agreement. The facility also contains other covenants which, among other things, limit our ability to incur additional indebtedness, create liens on our assets, make certain investments or loans, merge or otherwise dispose of assets other than in the ordinary course of business, make acquisitions, and pay dividends or make other restricted payments.

The Amendment modified the financial covenants such that (a) the leverage ratio may not exceed (i) 6.25x through June 29,2014, (ii) 6.00x on June 30, 2014 through March 29, 2015, (iii) 5.75x on March 30, 2015 through September 27, 2015, (iv) 5.50x on September 28, 2015 through March 27, 2016, (v) 5.25x on March 28, 2016 through June 26, 2016, (vi) 5.00x on June 27, 2016 through September 25, 2016, and (vii) 4.75x on September 26, 2016 and thereafter, and (b) the fixed charge coverage ratio may not be less than (i) 1.25x through September 28, 2014, (ii) 1.30x on September 29, 2014 through March 29, 2015, (iii) 1.35x on March 30, 2015 through September 27, 2015, (iv) 1.40x on September 28, 2015 through March 27, 2016, (v) 1.45x on March 28, 2016 through September 25, 2016, and (vi) 1.50x on September 26, 2016 and thereafter. The Amendment also modified certain definitions, mandatory payment provisions and financial covenants, including the maximum leverage ratios applicable to our real property lease obligation covenant and certain definitions and covenants with respect to the treatment of acquisitions. We were in compliance with these financial covenants as of June 30, 2014.

The weighted average interest rate on the New Credit Facility at June 30, 2014 was 4.7%. As of June 30, 2014, we had outstanding letters of credit of approximately $6.5 million and available borrowing capacity of approximately $20.4 million under the New Revolving Credit Facility.

The carrying value of our long-term debt approximates fair value. The estimate of the fair value of our debt is based on observable market information from a third party pricing source, which is classified as a level 2 input within the fair value hierarchy.

Note 4 — Restaurant Closures

During the twenty-six weeks ended June 30, 2014, we closed five Macaroni Grill restaurants, three of which were closed during the thirteen weeks ended June 30, 2014. Two of the five restaurants closed in the current year will be converted to Brick Houses. During the thirteen and twenty-six weeks ended June 30, 2014, we recognized $0.2 million and $1.4 million in closure-related expenses, respectively, of which $84 thousand and $0.9 million was recorded in asset impairments and closures, and $35 thousand and $0.4 million of accelerated depreciation was recorded in depreciation expense, respectively, excluding expenses related to restaurants closed for conversion. The closure-related expenses for the thirteen and twenty-six weeks ended June 30, 2014 included future minimum lease obligations and a write-off of approximately $0 and $555 thousand of favorable lease interests related to one of the closed restaurants, respectively.

Note 5 — Stock-Based Compensation

During the twenty-six weeks ended June 30, 2014, the board of directors granted 440 thousand shares of restricted stock with a weighted average grant date fair value of $13.11, and 653 thousand stock appreciation rights (“SARs”) with a weighted average grant date fair value of $6.43. As of June 30, 2014, we had unrecognized stock-based compensation expense of approximately $11.7 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 3.4 years.

The following table provides the significant weighted average assumptions used to determine the fair value of SARs on the grant date using the Black-Scholes option-pricing model for awards granted during the twenty-six weeks ended June 30, 2014 and July 1, 2013:

	Twenty-Six Weeks Ended June 30, 2014	Twenty-Six Weeks Ended July 1, 2013
Expected term (in years)	6.25	6.25
Expected volatility	42.5%	46.4%
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.0%	1.2% - 1.3%

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

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
Numerator:
Net income (loss)	$1,767	$(2,462)	$1,502	$(277)

Denominator:
Basic weighted average shares outstanding	25,651	25,624	25,645	25,624
Effect of dilutive securities	98	-	70	-
Diluted weighted average shares outstanding	25,749	25,624	25,715	25,624

For the thirteen and twenty-six weeks ended June 30, 2014, we excluded 1.7 million SARs from the calculation of diluted net income per share because the effect was anti-dilutive. For the thirteen and twenty-six weeks ended July 1, 2013, we excluded 19 thousand shares of restricted stock and 1.2 million SARs from the calculation of diluted net loss per share because the effect was anti-dilutive due to the net loss for the respective periods.

Note 7 — Commitments and Contingencies

In the ordinary course of our business affairs and operations, we are subject to possible loss contingencies arising from third-party litigation and federal, state and local environmental, health and safety laws and regulations.

Litigation

We are a defendant or otherwise involved in a number of lawsuits in the ordinary course of business, including personal injury claims, contract claims, and claims alleging violation of federal and state law regarding workplace and employment matters, discrimination and similar matters. When the potential liability can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. We believe that the ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

On July 20, 2012, a putative class action complaint was filed in the U.S. District Court for the Southern District of Texas against us following our announced intention to restate our financial statements for the fiscal years ended December 28, 2009, January 3, 2011 and January 2, 2012 and the related interim periods. The complaint lodged against us, certain of our current directors and officers and the underwriters in the initial public offering (“IPO”) was based on allegations related to the Company’s disclosures in its registration statement and prospectus for its IPO. On July 4, 2014, we reached a confidential agreement in principle to settle all pending claims, subject to submission and approval by the court.

Note 8 — Income Taxes

Our effective tax rate is generally the combined federal and state statutory rate reduced by the effect of tax credits primarily due to the tax benefit of FICA tax credits for employee reported tip income. The effective tax rate for the thirteen and twenty-six weeks ended June 30, 2014 was a benefit of 78.5% and 194.5%, respectively, while the effective tax rate for the thirteen and twenty-six weeks ended July 1, 2013 was a benefit of 44.4% and 78.3%, respectively. The change in the effective tax rate is primarily due to more FICA tax credits being generated in the current quarter and year-to-date periods proportionate to the income (loss) before income taxes.

Income taxes for the thirteen and twenty-six weeks ended June 30, 2014 were estimated using the discrete method, which is based on actual year-to-date loss before income taxes and estimated tax credits generated primarily related to FICA and Medicare taxes paid on employee tip income. We believe that this method yields a more reliable income tax calculation for the interim periods in fiscal year 2014. The estimated annual effective tax rate method is not reasonable due to its sensitivity to small changes in forecasted annual earnings before income taxes, which would result in significant variations in the customary relationship between income tax expense and earnings before income taxes for interim periods.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of our credit carryforwards which begin to expire in 2031. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If projections of future taxable income are not achieved, we may be required to record a valuation allowance in a future period against some or all of our deferred tax assets.

Note 9 — Segment Information

All of our restaurants compete in the full-service casual dining industry. Our brands also possess similar production methods, distribution methods, and economic characteristics, resulting in similar long-term expected financial performance characteristics. We believe reporting information about each of our brands is useful to readers of our financial statements and is consistent with how management evaluates brand performance. We also believe that providing this additional financial information for each of our brands provides a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs, asset impairments and closures, and loss on disposal of property and equipment. Unallocated corporate expenses, capital expenditures, property and equipment, and goodwill and other intangibles assets are presented below as reconciling items to the amounts presented in the condensed consolidated financial statements.

The following tables present information about our reportable segments for the respective periods (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
Revenues
Joe's Crab Shack	$125,481	$129,562	$230,813	$236,158
Brick House Tavern + Tap	17,802	12,540	35,565	24,184
Romano's Macaroni Grill	86,564	86,030	178,328	86,030
	$229,847	$228,132	$444,706	$346,372

Income (loss) from operations
Joe's Crab Shack	$10,299	$16,886	$18,076	$27,971
Brick House Tavern + Tap	1,054	625	2,849	1,288
Romano's Macaroni Grill	(1,545)	(5,825)	(3,133)	(5,825)
Corporate	(7,053)	(14,374)	(15,738)	(22,875)
	$2,755	$(2,688)	$2,054	$559

Depreciation and amortization
Joe's Crab Shack	$4,595	$4,088	$9,150	$7,928
Brick House Tavern + Tap	1,026	807	2,048	1,593
Romano's Macaroni Grill	2,074	1,892	4,388	1,892
Corporate	250	569	495	756
	$7,945	$7,356	$16,081	$12,169

Capital expenditures
Joe's Crab Shack	$5,349	$8,709	$7,313	$17,100
Brick House Tavern + Tap	1,436	1,476	2,687	1,711
Romano's Macaroni Grill	441	131	586	131
Corporate	621	296	733	617
	$7,847	$10,612	$11,319	$19,559

	June 30, 2014	December 30, 2013
Property and equipment, net
Joe's Crab Shack	$150,507	$151,384
Brick House Tavern + Tap	39,003	39,219
Romano's Macaroni Grill	50,776	54,541
Corporate	3,592	3,363
	$243,878	$248,507

Goodwill and other intangible assets, net
Joe's Crab Shack	$4,192	$4,403
Brick House Tavern + Tap	762	625
Romano's Macaroni Grill	30,830	31,234
Corporate	15	15
	$35,799	$36,277

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

As of June 30, 2014, Ignite Restaurant Group, Inc. operated three restaurant brands in the casual dining segment, Joe’s Crab Shack (“Joe’s”), Brick House Tavern + Tap (“Brick House”) and Romano’s Macaroni Grill (“Macaroni Grill”). Each of our restaurant brands offers a variety of high-quality food in a distinctive, casual, high-energy atmosphere. Joe’s, Brick House and Macaroni Grill operate in a diverse set of markets across the United States and internationally. As of June 30, 2014, we owned and operated 136 Joe’s restaurants, 20 Brick House restaurants and 174 Macaroni Grill restaurants in 36 states, and franchised 26 Macaroni Grill restaurants within the United States and foreign countries.

Joe’s Crab Shack is an established, national chain of casual dining seafood restaurants. Joe’s serves a variety of high-quality seafood items, with an emphasis on crab. Joe’s is a high-energy, family-friendly restaurant that encourages guests to “roll up your sleeves and crack into some crab.” Brick House Tavern + Tap is a next-generation bar and grill that provides guests an elevated experience appropriate for every day usage. Romano’s Macaroni Grill, a pioneer in the polished casual dining segment, offers guests a blend of authentic Italian food with innovative Italian preparation.

During the thirteen weeks ended June 30, 2014, we closed three company-owned and two franchised Macaroni Grill restaurants, and opened three franchised Macaroni Grill restaurants. Of these closures, one has been converted and re-opened as a Brick House in July, and one is under construction and will be re-opening as a Brick House in the fourth quarter of 2014 or early 2015. Subsequent to the end of the second quarter, three additional company-owned Macaroni Grill locations were closed for a total of eight Macaroni Grill closures during 2014.

Outlook

Our near term business strategy focuses on three primary elements: reviving the Macaroni Grill brand, increasing comparable restaurant sales at Joe’s, and continuing the growth of our Brick House brand through same-store sales growth and new unit development.

We completed our acquisition of Macaroni Grill on April 9, 2013. Prior to the acquisition, Macaroni Grill’s revenues were steadily declining, including a decline of approximately 25% over the last three fiscal years, from $524.4 million in the fiscal year ended June 30, 2010 to $395.4 million in the fiscal year ended June 27, 2012. During the thirteen weeks ended June 30, 2014, the comparable restaurant sales of Macaroni Grill declined by 2.6%, which is a significant improvement from the 6.5% decrease we experienced from our acquisition through the end of fiscal year 2013.

While the Macaroni Grill business generated a loss from operations of $1.5 million during the thirteen weeks ended June 30, 2014, it is a significant improvement from the $5.8 million loss from operations during the thirteen weeks ended July 1, 2013. We believe that with the current operations and marketing strategies in place, Macaroni Grill should be a positive contributor to profit in the near future. However, these strategies or other changes we implement may not increase guest traffic or improve the performance at our Macaroni Grill restaurants.

We have also experienced a decline in the operating performance at Joe’s. During the thirteen weeks ended June 30, 2014, the comparable restaurant sales of Joe’s have declined by 4.7% which contributed to a $6.6 million decrease in income from operations from the prior year. In addition, Joe’s operating results have also been negatively impacted by food cost inflation during the current year. Unusually high shrimp and shellfish costs were the primary drivers of the increase. We have launched several initiatives including various new menu items along with an updated local and national marketing plan in order to improve sales and margins. However, these initiatives or other changes we implement may not increase guest traffic or improve the performance at our Joe’s restaurants.

If we continue to experience declines in the operating performance at Joe’s or Macaroni Grill, our available liquidity will be negatively impacted. This could cause us to postpone restaurant development and may prevent us from being able to remain in compliance with our financial covenants in our credit agreement. We may also be required to close or sell certain underperforming restaurants which could require us to recognize additional asset impairment or closure expenses and establish a valuation allowance against some or all of our deferred tax assets.

For the remainder of the fiscal year, we expect to open three new Joe’s restaurants and convert Macaroni Grill locations to Brick Houses as our available liquidity allows.

Results of Operations

We acquired Macaroni Grill on April 9, 2013, hence, the prior year comparable year-to-date results do not include the results of operations of Macaroni Grill for the first quarter and the first week of the second quarter.

Thirteen Weeks Ended June 30, 2014 Compared to Thirteen Weeks Ended July 1, 2013

The following table presents the condensed consolidated statement of operations for the thirteen weeks ended June 30, 2014 and July 1, 2013, including as expressed as a percentage of revenue.

	Thirteen Weeks Ended June 30, 2014		Thirteen Weeks Ended July 1, 2013
	(dollars in thousands)
Revenues	$229,847	100.0%	$228,132	100.0%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	70,722	30.8	66,765	29.3
Labor expenses	68,995	30.0	71,465	31.3
Occupancy expenses	19,577	8.5	18,896	8.3
Other operating expenses	47,454	20.6	48,039	21.1
General and administrative	11,202	4.9	16,611	7.3
Depreciation and amortization	7,945	3.5	7,356	3.2
Pre-opening costs	558	0.2	1,477	0.6
Asset impairments and closures	135	0.1	14	0.0
Loss on disposal of property and equipment	504	0.2	197	0.1
Total costs and expenses	227,092	98.8	230,820	101.2
Income (loss) from operations	2,755	1.2	(2,688)	(1.2)
Interest expense, net	(1,765)	(0.8)	(1,741)	(0.8)
Income (loss) before income taxes	990	0.4	(4,429)	(1.9)
Income tax benefit	(777)	(0.3)	(1,967)	(0.9)
Net income (loss)	$1,767	0.8%	$(2,462)	(1.1)%

*	The percentages reflected are subject to rounding adjustments.

The following table sets forth additional operating information for the periods indicated that we use in assessing our performance:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	June 30, 2014	July 1, 2013
	(dollars in thousands)
Selected Other Data(1):
Number of restaurants open (end of period):
Joe's Crab Shack	136	134
Brick House Tavern + Tap	20	16
Romano's Macaroni Grill	174	186
Total restaurants	330	336

Restaurant operating weeks
Joe's Crab Shack	1,768	1,727
Brick House Tavern + Tap	260	201
Romano's Macaroni Grill	2,281	2,232

Average weekly sales
Joe's Crab Shack	$71	$75
Brick House Tavern + Tap	$68	$62
Romano's Macaroni Grill	$37	$38

Change in comparable restaurant sales
Joe's Crab Shack	(4.7)%	0.7%
Brick House Tavern + Tap	8.5%	6.4%
Romano's Macaroni Grill	(2.6)%	(7.4)%

Income (loss) from operations
Joe's Crab Shack	$10,299	$16,886
Brick House Tavern + Tap	$1,054	$625
Romano's Macaroni Grill	$(1,545)	$(5,825)
Corporate	$(7,053)	$(14,374)
Total	$2,755	$(2,688)
Adjusted net income(2)	$1,967	$973

(1)	Activity for Macaroni Grill commenced from acquisition date, April 9, 2013.
(2)

A reconciliation and discussion of this non-GAAP financial measure is included below under “Non-GAAP Financial Measures.” This measure should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

Revenues

Revenues were $229.8 million during the thirteen weeks ended June 30, 2014, an increase of $1.7 million, or 0.8%, compared to revenues of $228.1 million during the thirteen weeks ended July 1, 2013. The increase is primarily due to the increase in operating weeks at the Joe’s and Brick House brands from new restaurant openings, offset by a 3.1% decrease in system-wide comparable restaurant sales.

Revenues at Joe’s Crab Shack decreased 3.1% to $125.5 million in the second quarter of 2014 versus $129.6 million in the second quarter of 2013. This decrease is due primarily to a 4.7% decrease in comparable restaurant sales, partially offset by a higher restaurant count from the prior year. The comparable restaurant sales decrease is comprised of a 6.1% decrease in guest count, offset partially by a 0.1% increase in pricing and a 1.3% increase in mix. We believe the decline in comparable restaurant sales is due partly to reduced or delayed summer vacations from extended school years as a result of school closures during the winter. In addition, we opened a number of stores during the past three years in the Northeast region that are currently experiencing declining sales as a result of initially high “honeymoon” sales and self-cannibalization from new Joe’s locations in proximate markets.

Brick House Tavern + Tap revenues increased 42.0% to $17.8 million in the second quarter of 2014 versus $12.5 million in the second quarter of 2013 due to an 8.5% increase in comparable restaurant sales and four new restaurant openings since the second quarter of 2013. The comparable restaurant sales increase is comprised of a 1.8% increase in pricing and a 6.7% increase from guest count and mix.

Revenues at Macaroni Grill increased 0.6% to $86.6 million in the second quarter of 2014 versus $86.0 million in the second quarter of 2013. The increase is primarily due to one additional week’s sales compared to the prior year quarter (pre-acquisition period) offset by a 2.6% comparable restaurant sales decrease and restaurant closures. The comparable restaurant sales decrease is comprised of a 5.9% decrease in guest count, partially offset by a 1.8% increase in pricing and a 1.5% increase in mix.

Cost of Sales

Cost of sales increased by $4.0 million, or 5.9%, in the second quarter of 2014 versus the comparable period of 2013. This increase primarily reflects the increased operating weeks in 2014 compared to 2013. As a percent of revenue, cost of sales increased 1.5% to 30.8% from 29.3% primarily due to food cost inflation at the Joe’s brand, partially offset by improved costs at Macaroni Grill. Unusually high shrimp costs and shellfish costs near the high-end of their normal range were the primary drivers of the increase.

Labor Expenses

Labor expenses decreased by $2.5 million, or 3.5%, in the second quarter of 2014 versus the comparable period of 2013. As a percentage of revenue, labor expenses decreased to 30.0% from 31.3%. The decrease in absolute dollars and as a percentage of revenue reflect the hourly labor cost efficiencies at Macaroni Grill, offset partially by deleveraged fixed labor costs at Joe’s.

Occupancy Expenses

Occupancy expenses increased by $0.7 million, or 3.6%, in the second quarter of 2014 versus the comparable period of 2013. This increase is primarily attributable to the increase in operating weeks in 2014 versus 2013. As a percentage of revenue, occupancy expenses increased 20 basis points to 8.5% in the current year versus 8.3% in the prior year. This increase primarily reflects the deleveraging of fixed rent expense from the negative same-store sales.

Other Operating Expenses

Other operating expenses decreased by $0.6 million, or 1.2%, in the second quarter of 2014 versus the comparable period of 2013. As a percentage of revenue, other operating expenses decreased to 20.6% from 21.1%. The decrease in absolute dollars and as a percentage of revenue reflects a decreased spend in marketing and operating supplies.

General and Administrative

General and administrative expense decreased by $5.4 million, or 32.6%, to $11.2 million during the thirteen weeks ended June 30, 2014 from $16.6 million during the thirteen weeks ended July 1, 2013. The prior year balance included approximately $4.5 million in acquisition-related and proposed secondary offering expenses. As a percent of revenue, general and administrative expenses decreased 240 basis points to 4.9% from 7.3%. Adjusting for the acquisition-related and proposed secondary offering costs in the prior year, general and administrative costs decreased 0.4% as a percentage of revenues due to continued management of our corporate infrastructure costs to support operations.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.6 million, or 8.0%, to $7.9 million during the thirteen weeks ended June 30, 2014 from $7.4 million during the thirteen weeks ended July 1, 2013. This increase is mainly due to new restaurants opened since the prior year second quarter. As a percent of revenue, depreciation and amortization increased to 3.5% from 3.2%.

Pre-Opening Costs

Pre-opening costs decreased by $0.9 million, or 62.2%, to $0.6 million during the thirteen weeks ended June 30, 2014 from $1.5 million during the thirteen weeks ended July 1, 2013. We did not open any restaurants during the thirteen weeks ended June 30, 2014 compared to four new restaurants opened during the thirteen weeks ended July 1, 2013. We incurred pre-opening costs in both periods for other openings in progress during the period.

Income (Loss) from Operations

As a result of the foregoing, consolidated income (loss) from operations increased by $5.4 million to $2.8 million in income in the current 13-week period compared to a $2.7 million loss in the 13-week period of the prior year.

Income from operations for the Joe’s brand decreased by $6.6 million, or 39.0%, to $10.3 million in the current 13-week period from $16.9 million in the prior year 13-week period. As a percent of revenue, income from operations was 8.2% for the current quarter compared to 13.0% in the prior year. This decrease is primarily attributable to lower comparable restaurant sales, food cost increases and deleveraging of fixed costs against lower sales volume.

Brick House income from operations increased by $0.4 million, or 68.6%, to $1.1 million in the current 13-week period from $0.6 million in the prior year 13-week period. As a percent of revenue, income from operations increased to 5.9% in the current quarter from 5.0% in the prior year quarter. This increase is due primarily to the increase in comparable restaurant sales and the higher restaurant count from the prior year.

Macaroni Grill generated a loss from operations of $1.5 million in the current quarter versus $5.8 million in the prior year quarter. As a percent of revenue, loss from operations decreased to 1.8% in the current quarter from 6.8% in the prior year quarter. This improvement from the prior year is due primarily to improved hourly labor management, lower marketing expenses and reduced discounting partially offset by $0.2 million of expenses related to restaurant closures.

Income Tax Benefit

Income tax benefit decreased by $1.2 million, or 60.5%, to $0.8 million during the thirteen weeks ended June 30, 2014 from $2.0 million during the thirteen weeks ended July 1, 2013. The effective income tax rate changed to a 78.5% benefit based on an income before income taxes from a 44.4% benefit based on a loss before income taxes primarily due to more FICA tax credits being generated in the current quarter proportionate to the income (loss) before income taxes.

Twenty-Six Weeks Ended June 30, 2014 Compared to Twenty-Six Weeks Ended July 1, 2013

The following table presents the condensed consolidated statement of operations for the twenty-six weeks ended June 30, 2014 and July 1, 2013, including as expressed as a percentage of revenue.

	Twenty-Six Weeks Ended June 30, 2014		Twenty-Six Weeks Ended July 1, 2013
	(dollars in thousands)
Revenues	$444,706	100.0%	$346,372	100.0%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	134,140	30.2	103,086	29.8
Labor expenses	135,842	30.5	103,372	29.8
Occupancy expenses	39,035	8.8	27,450	7.9
Other operating expenses	91,455	20.6	69,843	20.2
General and administrative	23,476	5.3	26,902	7.8
Depreciation and amortization	16,081	3.6	12,169	3.5
Pre-opening costs	762	0.2	2,568	0.7
Asset impairments and closures	1,092	0.2	31	0.0
Loss on disposal of property and equipment	769	0.2	392	0.1
Total costs and expenses	442,652	99.5	345,813	99.8
Income from operations	2,054	0.5	559	0.2
Interest expense, net	(3,643)	(0.8)	(2,136)	(0.6)
Gain on insurance settlements	-	-	300	0.1
Loss before income taxes	(1,589)	(0.4)	(1,277)	(0.4)
Income tax benefit	(3,091)	(0.7)	(1,000)	(0.3)
Net income (loss)	$1,502	0.3%	$(277)	(0.1)%

*	The percentages reflected are subject to rounding adjustments.

The following table sets forth additional operating information for the periods indicated that we use in assessing our performance:

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 30, 2014	July 1, 2013
	(dollars in thousands)
Selected Other Data(1):
Number of restaurants open (end of period):
Joe's Crab Shack	136	134
Brick House Tavern + Tap	20	16
Romano's Macaroni Grill	174	186
Total restaurants	330	336

Restaurant operating weeks
Joe's Crab Shack	3,536	3,404
Brick House Tavern + Tap	520	396
Romano's Macaroni Grill	4,595	2,232

Average weekly sales
Joe's Crab Shack	$65	$69
Brick House Tavern + Tap	$68	$61
Romano's Macaroni Grill	$38	$38

Change in comparable restaurant sales
Joe's Crab Shack	(5.3)%	(0.5)%
Brick House Tavern + Tap	9.2%	5.2%
Romano's Macaroni Grill	(3.4)%	(7.4)%

Income (loss) from operations
Joe's Crab Shack	$18,076	$27,971
Brick House Tavern + Tap	$2,849	$1,288
Romano's Macaroni Grill	$(3,133)	$(5,825)
Corporate	$(15,738)	$(22,875)
Total	$2,054	$559
Adjusted net income(2)	$2,300	$3,699

(1)	Activity for Macaroni Grill commenced from acquisition date, April 9, 2013.
(2)

A reconciliation and discussion of this non-GAAP financial measure is included below under “Non-GAAP Financial Measures.” This measure should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

Revenues

Revenues were $444.7 million during the twenty-six weeks ended June 30, 2014, an increase of $98.3 million, or 28.4%, compared to revenues of $346.4 million during the twenty-six weeks ended July 1, 2013. The increase is primarily due to the acquisition of Macaroni Grill on April 9, 2013 and an increase in operating weeks at the Joe’s and Brick House brands from new restaurant openings, offset by a 3.6% decrease in system-wide comparable restaurant sales.

Revenues at Joe’s Crab Shack decreased 2.3% to $230.8 million in the first half of 2014 versus $236.2 million in the first half of 2013. This decrease is due primarily to a 5.3% decrease in comparable restaurant sales, partially offset by a higher restaurant count from the prior year. The comparable restaurant sales decrease is comprised of a 6.7% decrease in guest count, offset partially by a 0.1% increase in pricing and a 1.3% increase in mix. We believe the decline in comparable restaurant sales is due partly to adverse winter weather in the first quarter and reduced or delayed summer vacations from extended school years as a result of school closures during the winter. In addition, we opened a number of stores during the past three years in the Northeast region that are currently experiencing declining sales as a result of initially high “honeymoon” sales and self-cannibalization from new Joe’s locations in proximate markets.

Brick House Tavern + Tap revenues increased 47.1% to $35.6 million in the first half of 2014 versus $24.2 million in the first half of 2013 due to a 9.2% increase in comparable restaurant sales and four new restaurant openings since the second quarter of 2013. The comparable restaurant sales increase is comprised of a 2.2% increase in pricing and a 7.0% increase from guest count and mix.

Revenues at Macaroni Grill increased 107.3% to $178.3 million in the second half of 2014 versus $86.0 million in the second half of 2013. The increase is primarily due to 26 weeks of sales in the current year compared to 12 weeks of sales in the prior year quarter offset by 3.4% comparable restaurant sales decrease. The comparable restaurant sales decrease is comprised of a 6.7% decrease in guest count, partially offset by a 1.3% increase in pricing and a 2.0% increase in mix.

Cost of Sales

Cost of sales increased by $31.1 million, or 30.1%, in the first half of 2014 versus the comparable period of 2013. This increase primarily reflects the acquisition of Macaroni Grill and the increased operating weeks in 2014 compared to 2013. As a percent of revenue, cost of sales increased 0.4% to 30.2% from 29.8% primarily due to food cost inflation at the Joe’s brand, partially offset by improved costs at Macaroni Grill. Unusually high shrimp costs and shellfish costs near the high-end of their normal range were the primary drivers of the increase.

Labor Expenses

Labor expenses increased by $32.5 million, or 31.4%, in the first half of 2014 versus the comparable period of 2013 primarily due to the acquisition of Macaroni Grill. As a percent of revenue, labor expenses increased to 30.5% from 29.8% due to deleveraged fixed labor costs at Joe’s and Macaroni Grill, decreased hourly labor productivity at Brick House, partially offset by increased productivity at Macaroni Grill.

Occupancy Expenses

Occupancy expenses increased by $11.6 million, or 42.2%, in the first half of 2014 versus the comparable period of 2013. This increase is partly attributable to higher store count from the acquisition of Macaroni Grill and the increase in operating weeks in 2014 versus 2013. As a percent of revenue, occupancy costs increased 90 basis points to 8.8% in the first half of 2014 versus 7.9% in the prior year. This increase primarily reflects the higher occupancy costs as a percentage of revenues at Macaroni Grill and the deleveraging of fixed rent expense from the negative same-store sales.

Other Operating Expenses

Other operating expenses increased by $21.6 million, or 30.9%, in the first half of 2014 versus the comparable period of 2013 mainly due to the acquisition of Macaroni Grill. As a percent of revenue, other operating expenses increased to 20.6% from 20.2%. The increase reflects a decreased spend in marketing and the deleveraging of fixed costs from the negative same-store sales.

General and Administrative

General and administrative expense decreased by $3.4 million, or 12.7%, to $23.5 million during the twenty-six weeks ended June 30, 2014 from $26.9 million during the twenty-six weeks ended July 1, 2013. The prior year balance included approximately $5.5 million in acquisition-related and proposed secondary offering expenses. As a percent of revenue, general and administrative expenses decreased 2.5% to 5.3% from 7.8%. Adjusting for the acquisition-related and proposed secondary offering costs in the prior year, general and administrative costs decreased 0.9% as a percentage of revenues due to continued management of our corporate infrastructure costs to support operations.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.9 million, or 32.1%, to $16.1 million during the twenty-six weeks ended June 30, 2014 from $12.2 million during the twenty-six weeks ended July 1, 2013. This increase is mainly due to a higher depreciable asset base from the addition of the Macaroni Grill restaurants and new restaurants opened. As a percent of revenue, depreciation and amortization decreased to 3.6% from 3.5%. See asset impairments and closures below for additional discussion.

Pre-Opening Costs

Pre-opening costs decreased by $1.8 million, or 70.3%, to $0.8 million during the twenty-six weeks ended June 30, 2014 from $2.6 million during the twenty-six weeks ended July 1, 2013. We did not open any restaurants during the twenty-six weeks ended June 30, 2014 compared to six new restaurants opened during the twenty-six weeks ended July 1, 2013. We incurred pre-opening costs in both periods for other openings in progress during the period.

Asset impairments and closures

Asset impairments and closures increased by $1.1 million to $1.1 million during the twenty-six weeks ended June 30, 2014 from $31 thousand during the twenty-six weeks ended July 1, 2013. We closed five Macaroni Grill restaurants in the current year, including restaurants closed for conversion, and none in the prior year. For the five closed restaurants in the current year, we recognized $1.5 million in closure-related expenses of which $0.9 million was recorded in asset impairments and closures, $0.4 million of accelerated depreciation was recorded in depreciation expense, and $0.2 million in loss on disposal of property and equipment. The closure-related expenses for the twenty-six weeks ended June 30, 2014 included future minimum lease obligations and a write-off of approximately $0.6 million of favorable lease interests related to one of the closed restaurants.

Income (Loss) from Operations

As a result of the foregoing, consolidated income from operations increased by $1.5 million, or 267.4%, to $2.1 million in the current year compared to $0.6 million in the prior year.

Income from operations for the Joe’s brand decreased by $9.9 million, or 35.4%, to $18.1 million in the current year from $28.0 million in the prior year. As a percent of revenue, income from operations was 7.8% for the current year compared to 11.8% in the prior year. This decrease is primarily attributable to lower comparable restaurant sales, food cost increases and deleveraging of fixed costs against lower sales volume.

Brick House income from operations increased by $1.6 million, or 121.2%, to $2.8 million in the current year from $1.3 million in the prior year. As a percent of revenue, income from operations increased to 8.0% in the current year from 5.3% in the prior year. This increase is due primarily to the increase in comparable restaurant sales and the higher restaurant count as compared to the prior year.

Macaroni Grill generated a loss from operations of $3.1 million in the current year versus $5.8 million in the prior year. As a percent of revenue, loss from operations decreased to 1.8% in the current year from 6.8% in the prior year. This improvement from the prior year is due primarily to improved hourly labor management, lower marketing expenses and reduced discounting partially offset by $1.4 million of expenses related to restaurant closures.

Interest Expense, Net

Interest expense, net increased by $1.5 million, or 70.6%, to $3.6 million during the twenty-six weeks ended June 30, 2014 from $2.1 million during the twenty-six weeks ended July 1, 2013 primarily due to a higher average debt balance in the current year.

Income Tax Benefit

Income tax benefit increased by $2.1 million, or 209.1%, to $3.1 million during the twenty-six weeks ended June 30, 2014 from $1.0 million during the twenty-six weeks ended July 1, 2013. The effective income tax rate increased to a 194.5% benefit from a 78.3% benefit primarily due to more FICA tax credits being generated in the current year proportionate to the loss before income taxes.

Seasonality

There is a seasonal component to the Joe’s business which typically peaks in the summer months (June, July and August) and slows in the winter months (November, December and January), while the seasonal component to Macaroni Gill’s business typically peaks in winter months. Because of the seasonality of our system-wide business, results for any fiscal quarter are not necessarily indicative of the results that may be achieved for future fiscal quarters or for the full fiscal year.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents, and our senior secured credit facility. Our primary requirements for liquidity and capital are new restaurant development, working capital and general corporate needs. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate, and will continue to operate, with negative working capital. Our requirement for working capital is not significant since our restaurant guests pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, we are able to sell and collect payment for many of our inventory items before we have to pay our suppliers for such items. Our restaurants do not require significant inventories or receivables. We believe that these sources of liquidity and capital will be sufficient to finance our continued operations for at least the next twelve months.

Macaroni Grill generated a lower loss from operations of $3.1 million for the current year-to-date period compared to a $5.8 million loss from operations in the prior year, which contributed to a higher net cash provided by operating activities. However, we experienced a decline in sales and income from operations at Joe’s. We have launched several new initiatives at Joe’s and continue to implement plans to restore the profitability of Macaroni Grill. Although we are experiencing signs of minimal recovery, there can be no assurance that the actual full year results will not differ materially from our plans. If we continue experiencing negative cash trends from Macaroni Grill or Joe’s operations, we may be unable to remain in compliance with our financial covenants. However, we can manage and supplement our liquidity position by closing or selling underperforming restaurants, postponing restaurant development, cutting discretionary capital expenditure spending, and divesting non-core assets. We may also decide to raise additional funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any of these financing options would be available on favorable terms, if at all.

The following table shows summary cash flows information for the twenty-six weeks ended June 30, 2014 and July 1, 2013 (in thousands):

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 30, 2014	July 1, 2013

Net cash provided by (used in):
Operating activities	$24,808	$17,147
Investing activities	(11,350)	(80,797)
Financing activities	(13,431)	57,857
Net increase (decrease) in cash and cash equivalents	$27	$(5,793)

Operating Activities

Net cash provided by operating activities was $24.8 million for the twenty-six weeks ended June 30, 2014 and $17.1 million for the twenty-six weeks ended July 1, 2013. The $7.7 million increase from the prior year period is due primarily to the increase in operating profit at Macaroni Grill and Brick House, lower general and administrative expenses and income taxes paid, offset partially by a decrease in operating profit at Joe’s and higher interest expense paid.

Investing Activities

Net cash used in investing activities decreased by $69.4 million to $11.4 million for the twenty-six weeks ended June 30, 2014 compared to $80.8 million for the twenty-six weeks ended July 1, 2013 mainly due to the acquisition of Macaroni Grill in the prior year, as well as a decrease in capital expenditures. Capital expenditures decreased to $11.3 million in the current year compared to $19.6 million in the prior year primarily due to the timing of new restaurant openings and the lower planned restaurant openings for the current fiscal year.

We estimate that total capital expenditures for fiscal year 2014 will be approximately $35.0 million to $40.0 million, which assumes as many as three new Joe’s restaurants and as many as five conversions of Macaroni Grill locations to Brick Houses. We will adjust the number of conversions to Brick Houses based on available capital.

Financing Activities

Net cash used in financing activities was $13.4 million for the twenty-six weeks ended June 30, 2014 compared to net cash provided by financing activities of $57.9 million for the twenty-six weeks ended July 1, 2013. In the current year, financing activity cash flows represent net payments of $12.1 million on our Revolving Credit Facility and $1.2 million on our Term Loan, while the prior year activity included net borrowings of $10.0 million on our Revolving Credit Facility and $50.0 million borrowing on our Term Loan related to the financing for the Macaroni Grill acquisition, partially offset by payment of debt issuance costs of $2.2 million.

Acquisition of Macaroni Grill and New Credit Facility

On April 9, 2013, to finance our acquisition of Macaroni Grill, we amended our Revolving Credit Facility (“New Revolving Credit Facility”) and added a $50.0 million term loan facility (the “Term Loan” and together with the New Revolving Credit Facility, the “New Credit Facility”).

On October 25, 2013, we entered into a First Amendment (the “Amendment”) to our New Credit Facility. Interest rate for borrowings under the Amendment for the revolver and the Term Loan are equal to, at our option, either LIBOR or the base rate as defined in the agreement (plus a margin which is 4.25% for LIBOR loans and 3.25% for base rate loans at June 30, 2014). The applicable margins are subject to adjustment based on our leverage ratio on a quarterly basis. In addition, we are required to pay commitment fees on the unused portion of the New Revolving Credit Facility. The commitment fee rate is currently 0.50% per annum, and is subject to adjustment thereafter on a quarterly basis based on our leverage ratio.

We wrote off $0.5 million of debt issuance costs in connection with our amendment to our Revolving Credit Facility in April 2013. Additionally, the remaining $1.5 million of unamortized debt issuance costs relating to our Revolving Credit Facility were included as a component of other assets and are being amortized over the term of the amended facility.

The New Credit Facility, as amended, is guaranteed by each of our subsidiaries and secured by substantially all of our present and future assets and a lien on the capital stock or other equity interests of our direct and indirect subsidiaries. The New Credit Facility, as amended, contains financial covenants including a leverage ratio and a minimum fixed charge coverage ratio, as described in the agreement. The facility also contains other covenants which, among other things, limit our ability to incur additional indebtedness, create liens on our assets, make certain investments or loans, merge or otherwise dispose of assets other than in the ordinary course of business, make acquisitions, and pay dividends or make other restricted payments.

The Amendment modified the financial covenants such that (a) the leverage ratio may not exceed (i) 6.25x through June 29,2014, (ii) 6.00x on June 30, 2014 through March 29, 2015, (iii) 5.75x on March 30, 2015 through September 27, 2015, (iv) 5.50x on September 28, 2015 through March 27, 2016, (v) 5.25x on March 28, 2016 through June 26, 2016, (vi) 5.00x on June 27, 2016 through September 25, 2016, and (vii) 4.75x on September 26, 2016 and thereafter, and (b) the fixed charge coverage ratio may not be less than (i) 1.25x through September 28, 2014, (ii) 1.30x on September 29, 2014 through March 29, 2015, (iii) 1.35x on March 30, 2015 through September 27, 2015, (iv) 1.40x on September 28, 2015 through March 27, 2016, (v) 1.45x on March 28, 2016 through September 25, 2016, and (vi) 1.50x on September 26, 2016 and thereafter. The Amendment also modified certain definitions, mandatory payment provisions and financial covenants, including the maximum leverage ratios applicable to our real property lease obligation covenant and certain definitions and covenants with respect to the treatment of acquisitions. We were in compliance with these financial covenants as of June 30, 2014.

The weighted average interest rate on the New Credit Facility at June 30, 2014 was 4.7%. As of June 30, 2014, we had outstanding letters of credit of approximately $6.5 million and available borrowing capacity of approximately $20.4 million under the New Revolving Credit Facility.

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

Adjusted Net Income

We calculate adjusted net income by eliminating from net income (loss) the impact of items we do not consider indicative of our ongoing operations. Specifically, we believe that this non-GAAP measure provides greater comparability and enhanced visibility into our results of operations, excluding the impact of special charges and certain other expenses. Adjusted net income represents net income (loss) less items such as (a) transaction costs including those related to our acquisition of Romano’s Macaroni Grill, (b) costs related to the preparation and filing of a registration statement for a proposed secondary offering of our common stock, (c) asset impairments and closures, (d) write-off of debt issuance costs, (e) non-recurring recruiting and training expenses related to increased restaurant-level staffing at our Macaroni Grill restaurants, (f) gain on insurance settlements, and (g) the income tax effect of the above described adjustments. We believe this measure provides additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of this adjusted measure should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to these adjustments.

A reconciliation of net income (loss) to adjusted net income is as follows:

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 30, 2014	July 1, 2013	June 30, 2014	July 1, 2013
	(in thousands)
Net income (loss)	$1,767	$(2,462)	$1,502	$(277)
Adjustments:
Transaction costs	89	4,185	89	5,203
Proposed secondary offering expenses	-	300	-	300
Costs related to conversions, remodels and closures	241	-	1,227	-
Write-off of debt issuance costs	-	483	-	483
Non-recurring recruitment and training expenses	-	327	-	327
Gain on insurance settlements	-	-	-	(300)
Income tax effect of adjustments above	(130)	(1,860)	(518)	(2,037)
Adjusted net income	$1,967	$973	$2,300	$3,699

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

During the thirteen and twenty-six weeks ended June 30, 2014, there were no significant changes in our accounting policies or estimates.

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

Forward-Looking Statements

This quarterly report on Form 10-Q includes and incorporates by reference “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that the forward looking information presented in this quarterly report is not a guarantee of future events, and that actual events and results may differ materially from those made in or suggested by the forward looking information contained in this quarterly report. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “comfortable with,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Examples of forward-looking statements in this quarterly report include expectations about new restaurant openings and conversions, and expected improved operations of Macaroni Grill. A number of important factors could cause actual events and results to differ materially from those contained in or implied by the forward-looking statements, including the risk factors discussed in Item 1A our Annual Report on Form 10-K, filed on March 5, 2014 with the Securities and Exchange Commission. Any forward-looking information presented herein is made only as of the date of this quarterly report, and we do not undertake any obligation to update or revise any forward-looking information to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

Many of the food products we purchase are affected by commodity pricing that is subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and are generally unpredictable. For the twenty-six weeks ended June 30, 2014, crab, lobster and shrimp accounted for approximately 28% of total food purchases. Crab and lobster are wild caught and sourced from government regulated and sustainable fisheries. Other categories affected by the commodities markets, such as seafood, beef and fish, each account for approximately 6% to 11% of our food purchases. While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities we require, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods. Our purchasing department negotiates prices and quantities for all of our ingredients through either cancellable contracts (with varying length terms), spot market purchases or commodity pricing formulas. Changes in commodity prices would generally affect us and our competitors similarly, depending on the terms and duration of supply contracts. We also enter into fixed price supply contracts for certain products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can have an adverse effect on margins.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our New Credit Facility, which bear interest at variable rates. As of June 30, 2014, we had $118.7 million outstanding under our New Credit Facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. We do not currently have any such derivative financial instruments in place. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A 1% change in the interest rate on the outstanding balance of our variable rate debt would result in a $1.2 million change in our annual results of operations.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that the information required to be disclosed in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management of the company with the participation of its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014.

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

IGNITE RESTAURANT GROUP, INC.

August 7, 2014	By:	/s/ MICHAEL J. DIXON
		Name:	Michael J. Dixon
		Title:	President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)