Form 10-Q
period 2014-09-29
Ignite Restaurant Group, Inc.
filed 2014-10-30
CIK 1526796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2014

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 28, 2014 was 26,200,777.

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 29, 2014 (unaudited) and December 30, 2013	3
	Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 29, 2014 (unaudited) and September 30, 2013 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 29, 2014 (unaudited) and September 30, 2013 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

SIGNATURES		28

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 29, 2014	December 30, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$32,932	$972
Accounts receivable, net	10,908	14,565
Inventories	9,830	9,836
Other current assets	10,536	16,337
Total current assets	64,206	41,710

Property and equipment, net	241,835	248,507
Intangible assets, net	29,263	29,875
Goodwill	6,267	6,402
Deferred income taxes	21,043	10,678
Other assets	10,395	9,912
Total assets	$373,009	$347,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$30,191	$35,238
Accrued liabilities	49,161	49,259
Current portion of debt obligations	1,237	2,998
Total current liabilities	80,589	87,495

Long-term debt obligations	161,348	128,984
Deferred rent	23,208	19,548
Other long-term liabilities	9,025	9,450
Total liabilities	274,170	245,477

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.01 par value per share, 100,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 500,000 shares authorized; 26,177 and 25,796 shares issued and outstanding, respectively	257	256
Additional paid-in capital	89,962	87,703
Accumulated earnings	8,620	13,648
Total stockholders' equity	98,839	101,607
Total liabilities and stockholders' equity	$373,009	$347,084

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013

Revenues	$215,228	$227,626	$659,934	$573,998
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	65,886	69,191	200,026	172,277
Labor expenses	64,018	69,925	199,860	173,297
Occupancy expenses	19,660	19,746	58,695	46,799
Other operating expenses	47,619	48,241	139,074	118,481
General and administrative	11,229	13,825	34,705	40,727
Depreciation and amortization	8,845	7,506	24,926	19,675
Pre-opening costs	1,210	1,480	1,972	4,048
Asset impairments and closures	3,308	220	4,400	251
Loss on disposal of assets	1,034	1,165	1,803	1,557
Total costs and expenses	222,809	231,299	665,461	577,112
Loss from operations	(7,581)	(3,673)	(5,527)	(3,114)
Interest expense, net	(5,039)	(1,335)	(8,682)	(3,471)
Gain on insurance settlements	89	300	89	600
Loss before income taxes	(12,531)	(4,708)	(14,120)	(5,985)
Income tax benefit	(6,001)	(2,771)	(9,092)	(3,771)
Net loss	$(6,530)	$(1,937)	$(5,028)	$(2,214)

Basic and diluted net loss per share data:
Net loss per share
Basic and diluted	$(0.25)	$(0.08)	$(0.20)	$(0.09)
Weighted average shares outstanding
Basic and diluted	25,672	25,632	25,654	25,627

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	September 29, 2014	September 30, 2013
Cash flows from operating activities
Net loss	$(5,028)	$(2,214)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,926	19,675
Amortization of debt issuance costs	2,861	884
Amortization of debt discount	60	-
Asset impairment	1,770	-
Stock-based compensation	2,393	1,278
Deferred income tax	(10,378)	(4,032)
Gain on insurance related to property and equipment	(89)	(600)
Non-cash loss on disposal of assets	1,677	1,360
Decrease (increase) in operating assets, net of acquisition:
Accounts receivable	5,415	(418)
Inventories	6	(1,139)
Other operating assets	5,721	(3,319)
Increase (decrease) in operating liabilities, net of acquisition:
Accounts payable and accrued liabilities	(6,131)	(1,593)
Other operating liabilities	3,235	3,931
Net cash provided by operating activities	26,438	13,813

Cash flows from investing activities
Acquisition of Romano's Macaroni Grill	98	(60,415)
Purchases of property and equipment	(20,261)	(38,252)
Proceeds from property insurance claims	89	300
Proceeds from disposal of assets	110	57
Purchases of intangible assets	(150)	(944)
Net cash used in investing activities	(20,114)	(99,254)

Cash flows from financing activities
Borrowings on revolving credit facility	109,000	61,200
Payments on revolving credit facility	(194,207)	(28,800)
Proceeds from long-term debt	162,525	50,000
Payments on long-term debt	(46,775)	(625)
Debt issuance costs paid	(4,784)	(2,166)
Capital contribution	-	23
Taxes paid related to net share settlement of equity awards	(123)	(1)
Net cash provided by financing activities	25,636	79,631
Net increase (decrease) in cash and cash equivalents	31,960	(5,810)
Cash and cash equivalents at beginning of period	972	6,929
Cash and cash equivalents at end of period	$32,932	$1,119

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

As of September 29, 2014, Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) owned and operated three full service, casual dining restaurant brands under the names Joe’s Crab Shack (“Joe’s”), Brick House Tavern + Tap (“Brick House”) and Romano’s Macaroni Grill (“Macaroni Grill”). As of September 29, 2014, we owned and operated 138 Joe’s restaurants, 21 Brick House restaurants and 167 Macaroni Grill restaurants in 36 states within the United States, and franchised 25 Macaroni Grill restaurants within the United States and foreign countries.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ignite and its wholly-owned subsidiaries as of September 29, 2014. The prior year condensed consolidated financial statements include the results of operations and cash flows of Macaroni Grill commencing from the acquisition date of April 9, 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Out-of-Period Adjustment

We recorded an out-of-period adjustment during the thirty-nine weeks ended September 29, 2014 related to certain operating expenses. The net impact of the adjustment was a decrease to net income of $0.5 million. We do not believe the adjustment is material, individually or in the aggregate, to our unaudited condensed consolidated financial statements for the thirty-nine weeks ended September 29, 2014, nor do we believe such items are material to any of our previously issued annual or quarterly financial statements, or our expected 2014 annual financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards. Specifically, ASU No. 2014-15 (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effects of management’s plans, (4)requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. This update is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are currently evaluating the ASU to determine its impact on our financial statements.

Note 2 — Selected Balance Sheet Accounts

The components of other current assets are as follows (in thousands):

	September 29, 2014	December 30, 2013
Deferred income taxes	$3,278	$3,344
Prepaid insurance	2,124	3,043
Prepaid taxes	1,390	1,777
Prepaid rent	26	5,281
Other	3,718	2,892
	$10,536	$16,337

The components of intangible assets are as follows (in thousands):

	September 29, 2014	December 30, 2013
Trademarks, net	$10,841	$11,030
Liquor licenses	10,628	10,648
Franchise agreements, net	7,794	8,197
	$29,263	$29,875

The components of accrued liabilities are as follows (in thousands):

	September 29, 2014	December 30, 2013
Payroll and related costs	$13,465	$14,276
Insurance	10,826	9,509
Deferred gift card revenue	6,533	8,883
Property taxes	4,536	4,461
Sales and alcohol taxes	3,921	4,154
Utilities	3,175	2,603
Interest	1,836	3
Professional fees	954	2,425
Other	3,915	2,945
	$49,161	$49,259

Note 3 — Debt Obligations

Debt obligations consisted of the following (in thousands):

	September 30, 2014	December 30, 2013
Term loan, due February 2019	$165,000	$-
Term loan, due April 2018	-	46,775
Revolving credit facility, expiring April 2018	-	85,207
	165,000	131,982
Less unamortized debt discount	2,415	-
Total debt, net of debt discount	162,585	131,982
Less current portion	1,237	2,998
Long-term debt obligations	$161,348	$128,984

As of December 30, 2013, we had a senior secured credit facility (“Credit Facility”) comprised of a $100.0 million revolving credit facility and a $50.0 million term loan that mature on April 8, 2018. The interest rate of the Revolving Credit Facility ranged from 4.69% to 6.75%, while the Term Loan, was 4.75% as of December 30, 2013.

On August 13, 2014, we entered into a new senior secured credit facility (“New Credit Agreement”), which consists of a $30.0 million revolving credit facility (“New Revolving Credit Facility”) and a $165.0 million term loan (“New Term Loan”), which both mature on February 13, 2019. The New Term Loan was issued at 98.5% of par. The principal amount of the New Term Loan is payable in consecutive quarterly installments of $412,500, commencing on December 31, 2014, with the balance payable in full at maturity. At closing, we repaid the balance of our previous Credit Facility using the proceeds from the New Term Loan.

Interest rates for borrowings under the New Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the New Term Loan was 8.0% as of September 29, 2014. In addition, we are required to pay commitment fees on the unused portion of the New Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

The New Credit Agreement is guaranteed by each of our subsidiaries and secured by substantially all of our present and future assets and a lien on the capital stock or other equity interests of our direct and indirect subsidiaries. The New Credit Agreement contains covenants which, among other things, limit our ability to incur additional indebtedness, create liens on our assets, make certain investments or loans, merge or otherwise dispose of assets other than in the ordinary course of business, make acquisitions, and pay dividends or make other restricted payments. The New Credit Agreement also contains customary covenants regarding, among other matters, the maintenance of insurance, the preservation and maintenance of our corporate existence, material compliance with laws, and the payment of taxes and other material obligations.

The New Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5 from December 30, 2014 through June 29, 2015, (iii) 5.25 from June 30, 2015 through December 28, 2015, (iv) 5.0 from December 29, 2015 through March 28, 2016, (v) 4.75 from March 29, 2016 through June 27, 2016, (vi) 4.25 from June 28, 2016 through September 26, 2016, (vii) 4.0 from September 27, 2016 through April 3, 2017, (viii) 3.75 from April 4, 2017 through October 2, 2017, (ix) 3.5 from October 3, 2017 through April 2, 2018, (x) 3.25 from April 3, 2018 through December 31, 2018, and (xi) 3.0 from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0 through June 29, 2015, (ii) 2.25 from June 30, 2015 through March 28, 2016, (iii) 2.5 from March 29, 2016 through June 27, 2016, (iv) 2.75 from June 28, 2016 through January 2, 2017, (v) 3.0 from January 3, 2017 through July 3, 2017, (vi) 3.25 from July 4, 2017 through April 2, 2018, (vii) 3.5 from April 3, 2018 through December 31, 2018, and (viii) 3.75 from January 1, 2019 through maturity date. The New Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of September 29, 2014 with the exception of the capital expenditure limit, which is only measured on an annual basis.

We wrote off $2.2 million of debt issuance costs related to the previous Credit Facility, and at closing paid $4.8 million in additional debt issuance costs. The debt issuance costs paid at closing and the remaining unamortized debt issuance costs from the previous Credit Facility are recorded in other assets and will be amortized over the term of the New Credit Agreement. The debt discount is included as a reduction to the carrying value of the debt obligations and will be amortized over the term of the New Term Loan using the effective interest rate method.

As of September 29, 2014, we had outstanding letters of credit of approximately $6.3 million supported by the New Revolving Credit Facility and had available borrowing capacity of approximately $23.7 million.

The carrying value of our long-term debt approximates fair value since its closing date was near the balance sheet date.

Note 4 — Restaurant Closures and Impairment

During the thirty-nine weeks ended September 29, 2014, we closed 12 Macaroni Grill restaurants, 7 of which were closed during the thirteen weeks ended September 29, 2014. Two of the 12 restaurants closed in the current year will be converted to Brick Houses. During the thirteen and thirty-nine weeks ended September 29, 2014, we recognized $2.9 million and $4.3 million in closure-related expenses, respectively, of which $1.6 million and $2.5 million was recorded in asset impairments and closures, and $0.9 million and $1.3 million of accelerated depreciation was recorded in depreciation expense, respectively, excluding expenses related to restaurants closed for conversion. The closure-related expenses for the thirteen and thirty-nine weeks ended September 29, 2014 included future minimum lease obligations, accelerated amortization and a write-off of favorable lease interests.

During the thirteen weeks ended September 29, 2014, we recorded an impairment charge of approximately $1.8 million to reduce the carrying value of the long-lived assets of one Joe’s restaurant to their estimated fair value. This restaurant was opened in 2012 and has significantly underperformed compared to expectations. Operations management has tried to increase the performance of the restaurant unit through management changes and various new initiatives as recently as in the third quarter of 2014. To date, none of these initiatives have made a meaningful impact on its performance.

Note 5 — Stock-Based Compensation

During the thirty-nine weeks ended September 29, 2014, the board of directors granted approximately 465 thousand shares of restricted stock with a weighted average grant date fair value of $13.14, and approximately 655 thousand stock appreciation rights (“SARs”) with a weighted average grant date fair value of $6.43. As of September 29, 2014, we had unrecognized stock-based compensation expense of approximately $10.7 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 3.2 years.

The following table provides the significant weighted average assumptions used to determine the fair value of SARs on the grant date using the Black-Scholes option-pricing model for awards granted during the thirty-nine weeks ended September 29, 2014 and September 30, 2013:

	Thirty-Nine Weeks Ended September 29, 2014	Thirty-Nine Weeks Ended September 30, 2013
Expected term (in years)	6.25	6.25
Expected volatility	42.5%	46.0%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.9% - 2.0%	1.2% - 2.2%

Since we have limited historical exercise experience on SARs, we used the simplified method of estimating expected term. We estimated expected volatility by supplementing our own historical volatility with the volatility of a peer group over a recent historical period equal to the same expected term of the award. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant using the term equal to our expected term. Restricted stock is valued using the closing stock price on the business day prior to the grant date.

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

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
Numerator:
Net loss	$(6,530)	$(1,937)	$(5,028)	$(2,214)

Denominator:
Basic weighted average shares outstanding	25,672	25,632	25,654	25,627
Effect of dilutive securities	-	-	-	-
Diluted weighted average shares outstanding	25,672	25,632	25,654	25,627

For the thirteen and thirty-nine weeks ended September 29, 2014, we excluded 505 thousand shares of restricted stock and 1.6 million SARs from the calculation of diluted net loss per share because the effect was anti-dilutive due to the net loss for the respective periods. For the thirteen and thirty-nine weeks ended September 30, 2013, we excluded 15 thousand shares of restricted stock and 1.2 million SARs from the calculation of diluted net loss per share because the effect was anti-dilutive due to the net loss for the respective periods.

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

On July 20, 2012, a putative class action complaint was filed in the U.S. District Court for the Southern District of Texas against us following our announced intention to restate our financial statements for the fiscal years ended December 28, 2009, January 3, 2011 and January 2, 2012 and the related interim periods. The complaint lodged against us, certain of our directors and officers and the underwriters in the initial public offering (“IPO”) was based on allegations related to the Company’s disclosures in its registration statement and prospectus for its IPO. On July 4, 2014, we reached a confidential agreement in principle to settle all pending claims, subject to submission and approval by the court.

Note 8 — Income Taxes

Our effective tax rate is generally the combined federal and state statutory rate reduced by the effect of tax credits primarily due to the tax benefit of FICA tax credits for employee reported tip income. The effective tax rate for the thirteen and thirty-nine weeks ended September 29, 2014 was a benefit of 47.9% and 64.4%, respectively, while the effective tax rate for the thirteen and thirty-nine weeks ended September 30, 2013 was a benefit of 58.9% and 63.0%, respectively. The change in the effective tax rate is primarily due to the change in FICA tax credits being generated in the current quarter and year-to-date periods proportionate to the loss before income taxes.

Income taxes for the thirteen and thirty-nine weeks ended September 29, 2014 were estimated using the discrete method, which is based on actual year-to-date loss before income taxes and estimated tax credits generated primarily related to FICA and Medicare taxes paid on employee tip income. We believe that this method yields a more reliable income tax calculation for the interim periods in fiscal year 2014. The estimated annual effective tax rate method is not reasonable due to its sensitivity to small changes in forecasted annual earnings before income taxes, which would result in significant variations in the customary relationship between income tax expense and earnings before income taxes for interim periods.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of our credit carryforwards which begin to expire in 2031. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If we continue to experience declines in the operating performance at Joe’s or Macaroni Grill, we may be required to record a valuation allowance in the fourth quarter of 2014 or during 2015 against some or all of our deferred tax assets. The total net deferred tax asset balance as of September 29, 2014 and December 30, 2013 was $24.3 million and $14.0 million, respectively.

Note 9 — Segment Information

All of our restaurants compete in the full-service casual dining industry. Our brands also possess similar production methods, distribution methods, and economic characteristics, resulting in similar long-term expected financial performance characteristics. We believe reporting information about each of our brands is useful to readers of our financial statements and is consistent with how management evaluates brand performance. We also believe that providing this additional financial information for each of our brands provides a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs, asset impairments and closures, and loss on disposal of assets. Unallocated corporate expenses, capital expenditures, property and equipment, and goodwill and other intangibles assets are presented below as reconciling items to the amounts presented in the condensed consolidated financial statements.

The following tables present information about our reportable segments for the respective periods (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
Revenues
Joe's Crab Shack	$122,158	$128,037	$352,971	$364,195
Brick House Tavern + Tap	17,114	12,194	52,679	36,378
Romano's Macaroni Grill	75,956	87,395	254,284	173,425
	$215,228	$227,626	$659,934	$573,998

Income (loss) from operations
Joe's Crab Shack(1)	$7,468	$17,051	$25,544	$45,022
Brick House Tavern + Tap	(54)	(234)	2,795	1,054
Romano's Macaroni Grill(2)	(7,778)	(10,150)	(10,911)	(15,975)
Corporate	(7,217)	(10,340)	(22,955)	(33,215)
	$(7,581)	$(3,673)	$(5,527)	$(3,114)

Depreciation and amortization
Joe's Crab Shack	$4,618	$4,423	$13,768	$12,351
Brick House Tavern + Tap	1,066	846	3,114	2,439
Romano's Macaroni Grill	2,883	2,176	7,271	4,068
Corporate	278	61	773	817
	$8,845	$7,506	$24,926	$19,675

Capital expenditures
Joe's Crab Shack	$6,572	$14,679	$13,885	$31,770
Brick House Tavern + Tap	1,278	2,889	3,965	4,602
Romano's Macaroni Grill	529	776	1,115	900
Corporate	563	349	1,296	980
	$8,942	$18,693	$20,261	$38,252

	September 29, 2014	December 30, 2013
Property and equipment, net
Joe's Crab Shack	$150,875	$151,384
Brick House Tavern + Tap	39,043	39,219
Romano's Macaroni Grill	47,965	54,541
Corporate	3,952	3,363
	$241,835	$248,507

Goodwill and other intangible assets, net
Joe's Crab Shack	$4,086	$4,403
Brick House Tavern + Tap	1,954	625
Romano's Macaroni Grill	29,476	31,234
Corporate	14	15
	$35,530	$36,277

(1)	Joe’s Crab Shack’s income from operations for the three and nine months ended September 29, 2014 included a $1.8 million impairment charge related to one restaurant unit (see Note 4).
(2)

Romano’s Macaroni Grill’s loss from operations for the three and nine months ended September 29, 2014 included $2.9 million and $4.3 million, respectively, in costs related to closures and conversions, and for the three and nine months ended September 30, 2013 included $0.1 million in costs related to closures and conversions.

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

Overview

As of September 29, 2014, Ignite Restaurant Group, Inc. operated three restaurant brands in the casual dining segment, Joe’s Crab Shack (“Joe’s”), Brick House Tavern + Tap (“Brick House”) and Romano’s Macaroni Grill (“Macaroni Grill”). Each of our restaurant brands offers a variety of high-quality food in a distinctive, casual, high-energy atmosphere. Joe’s, Brick House and Macaroni Grill operate in a diverse set of markets across the United States and internationally. As of September 29, 2014, we owned and operated 138 Joe’s restaurants, 21 Brick House restaurants and 167 Macaroni Grill restaurants in 36 states, and franchised 25 Macaroni Grill restaurants within the United States and foreign countries.

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

During the thirteen weeks ended September 29, 2014, we closed seven company-owned and one franchised Macaroni Grill restaurants. We also opened one Brick House converted from a Macaroni Grill and two new Joe’s during the quarter. Subsequent to the end of the third quarter, two additional company-owned Macaroni Grill locations were closed for a total of fourteen Macaroni Grill closures during 2014.

Outlook

Our near term business strategy focuses on three primary elements: reviving the Macaroni Grill brand, increasing comparable restaurant sales at Joe’s, and continuing the growth of our Brick House brand through same-store sales growth and new unit development.

We completed our acquisition of Macaroni Grill on April 9, 2013. Prior to the acquisition, Macaroni Grill’s revenues were steadily declining, including a decline of approximately 25% over the last three fiscal years, from $524.4 million in the fiscal year ended September 29, 2010 to $395.4 million in the fiscal year ended June 27, 2012. During the thirteen weeks ended September 29, 2014, the comparable restaurant sales of Macaroni Grill declined by 8.5% compared to a 2.7% decline in the comparable prior year quarter due primarily to reduced discounts and promotions in the current year.

While the Macaroni Grill business generated a loss from operations of $4.9 million, excluding closure-related costs, during the thirteen weeks ended September 29, 2014, it is a significant improvement from the $10.2 million loss from operations during the thirteen weeks ended September 30, 2013. We believe that with the current operations and marketing strategies in place, Macaroni Grill will be a positive contributor to profit in the future. However, there can be no assurance that these strategies or other changes we implement will increase guest traffic or improve the performance at our Macaroni Grill restaurants.

We have also experienced a decline in the operating performance at Joe’s. During the thirteen weeks ended September 29, 2014, the comparable restaurant sales of Joe’s declined by 4.4% which contributed to a $7.8 million decrease in income from operations from the prior year, excluding the $1.8 million impairment charge in the current quarter. The decline in comparable restaurant sales is partially due to concentrated development over the past three years in the Northeast region that is currently experiencing declining sales and probably some level of self-cannibalization from new Joe’s locations in proximate markets. The nine stores opened in the Northeast during 2011 and 2012 accounted for 44% of the current quarter comparable sales decline but only represent seven percent of the comparable store base. In addition, Joe’s operating results have also been negatively impacted by food cost inflation during the current year. Unusually high shrimp and shellfish costs were the primary drivers of the increase. We have launched several initiatives including various new menu items along with an updated local and national marketing plan in order to improve sales and margins. However, there can be no assurance that these initiatives or other changes we implement will increase guest traffic or improve the performance at our Joe’s restaurants.

Additional declines in the operating performance at Joe’s or Macaroni Grill could cause us to close or sell certain underperforming restaurants which may require us to recognize additional asset impairment or closure-related expenses and establish a valuation allowance in the fourth quarter of 2014 or during 2015 against some or all of our deferred tax assets. The total net deferred tax asset balance as of September 29, 2014 and December 30, 2013 was $24.3 million and $14.0 million, respectively.

For the remainder of the fiscal year, we expect to open one new Joe’s restaurant.

Results of Operations

We acquired Macaroni Grill on April 9, 2013. The prior year comparable year-to-date results do not include the results of operations of Macaroni Grill for the first quarter and the first week of the second quarter.

Thirteen Weeks Ended September 29, 2014 Compared to Thirteen Weeks Ended September 30, 2013

The following table presents the condensed consolidated statement of operations for the thirteen weeks ended September 29, 2014 and September 30, 2013, including as expressed as a percentage of revenue.

	Thirteen Weeks Ended September 29, 2014		Thirteen Weeks Ended September 30, 2013
	(dollars in thousands)
Revenues	$215,228	100.0%	$227,626	100.0%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	65,886	30.6	69,191	30.4
Labor expenses	64,018	29.7	69,925	30.7
Occupancy expenses	19,660	9.1	19,746	8.7
Other operating expenses	47,619	22.1	48,241	21.2
General and administrative	11,229	5.2	13,825	6.1
Depreciation and amortization	8,845	4.1	7,506	3.3
Pre-opening costs	1,210	0.6	1,480	0.7
Asset impairments and closures	3,308	1.5	220	0.1
Loss on disposal of assets	1,034	0.5	1,165	0.5
Total costs and expenses	222,809	103.5	231,299	101.6
Loss from operations	(7,581)	(3.5)	(3,673)	(1.6)
Interest expense, net	(5,039)	(2.3)	(1,335)	(0.6)
Gain on insurance settlements	89	0.0	300	0.1
Loss before income taxes	(12,531)	(5.8)	(4,708)	(2.1)
Income tax benefit	(6,001)	(2.8)	(2,771)	(1.2)
Net loss	$(6,530)	(3.0)%	$(1,937)	(0.9)%

*	The percentages reflected are subject to rounding adjustments.

The following table sets forth additional operating information for the periods indicated that we use in assessing our performance:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	September 29, 2014	September 30, 2013
	(dollars in thousands)
Selected Other Data(1):
Number of restaurants open (end of period):
Joe's Crab Shack	138	136
Brick House Tavern + Tap	21	16
Romano's Macaroni Grill	167	182
Total restaurants	326	334

Restaurant operating weeks
Joe's Crab Shack	1,774	1,740
Brick House Tavern + Tap	269	208
Romano's Macaroni Grill	2,215	2,391

Average weekly sales
Joe's Crab Shack	$69	$74
Brick House Tavern + Tap	$64	$59
Romano's Macaroni Grill	$34	$36

Change in comparable restaurant sales
Joe's Crab Shack	(4.4)%	3.3%
Brick House Tavern + Tap	7.5%	4.0%
Romano's Macaroni Grill	(8.5)%	(2.7)%

Income (loss) from operations
Joe's Crab Shack	$7,468	$17,051
Brick House Tavern + Tap	$(54)	$(234)
Romano's Macaroni Grill	$(7,778)	$(10,150)
Corporate	$(7,217)	$(10,340)
Total	$(7,581)	$(3,673)

Adjusted net loss(2)	$(2,074)	$(952)

(1)	Activity for Macaroni Grill commenced from acquisition date, April 9, 2013.
(2)

A reconciliation and discussion of this non-GAAP financial measure is included below under “Non-GAAP Financial Measures.” This measure should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

Revenues

Revenues were $215.2 million during the thirteen weeks ended September 29, 2014, a decrease of $12.4 million, or 5.4%, compared to revenues of $227.6 million during the thirteen weeks ended September 30, 2013. The decrease is primarily due to the decrease in system-wide comparable restaurant sales and a decrease in operating weeks at Macaroni Grill, offset by an increase in operating weeks at Joe’s and Brick House from new restaurant openings.

Revenues at Joe’s Crab Shack decreased 4.6% to $122.2 million in the third quarter of 2014 versus $128.0 million in the third quarter of 2013. This decrease is due primarily to a 4.4% decrease in comparable restaurant sales, partially offset by increased operating weeks from the prior year. The comparable restaurant sales decrease is comprised of a 6.0% decrease in guest count, offset partially by a 1.0% increase in pricing and a 0.6% increase in mix. We believe the decline in comparable restaurant sales is due partly to our concentrated development during the past three years in the Northeast region that is currently experiencing declining sales as a result of initially high “honeymoon” sales and probably some self-cannibalization from new Joe’s locations in proximate markets. The nine stores opened in the Northeast during 2011 and 2012 accounted for 44% of the current quarter comparable sales decline but only represent seven percent of the comparable store base. Comparable sales for all other geographic regions ranged from 0.5% to (4.8%).

Brick House Tavern + Tap revenues increased 40.3% to $17.1 million in the third quarter of 2014 versus $12.2 million in the third quarter of 2013 due to a 7.5% increase in comparable restaurant sales and five new restaurant openings since the third quarter of 2013. The comparable restaurant sales increase is comprised of an 8.2% increase from guest count and/or mix, partially offset by a 0.7% decrease in pricing which is attributable to us expanding the length of our happy hour promotional period.

Revenues at Macaroni Grill decreased 13.1% to $76.0 million in the third quarter of 2014 versus $87.4 million in the third quarter of 2013. The decrease is due to an 8.5% comparable restaurant sales decrease and 15 restaurant closures since the prior year third quarter. The comparable restaurant sales decrease is comprised of a 13.0% decrease in guest count and a 0.9% decrease in mix, partially offset by a 5.4% increase in pricing due to significantly less discounts and promotions in the current year.

Cost of Sales

Cost of sales decreased by $3.3 million, or 4.8%, in the third quarter of 2014 versus the comparable period of 2013. This decrease primarily reflects the decrease in revenues in 2014 compared to 2013. As a percent of revenue, cost of sales increased to 30.6% from 30.4% primarily due to food cost inflation at the Joe’s brand. Unusually high shrimp costs and shellfish costs near the high-end of their normal range were the primary drivers of the increase. This increase was partially offset by improved sales leverage at Macaroni Grill due to reduced discounting in the current year.

Labor Expenses

Labor expenses decreased by $5.9 million, or 8.4%, in the third quarter of 2014 versus the comparable period of 2013. As a percentage of revenue, labor expenses decreased to 29.7% from 30.7%. The decrease in absolute dollars and as a percentage of revenue reflect the hourly labor cost efficiencies at Macaroni Grill, offset partially by deleveraged fixed labor costs at Joe’s.

Occupancy Expenses

Occupancy expenses decreased by $86 thousand, or 0.4%, in the third quarter of 2014 versus the comparable period of 2013. This decrease is primarily attributable to the decrease in operating weeks in 2014 versus 2013. As a percentage of revenue, occupancy expenses increased to 9.1% in the current year versus 8.7% in the prior year. This increase primarily reflects the deleveraging of fixed rent expense from the negative same-store sales.

Other Operating Expenses

Other operating expenses decreased by $0.6 million, or 1.3%, in the third quarter of 2014 versus the comparable period of 2013. As a percentage of revenue, other operating expenses increased to 22.1% from 21.2% due to increased marketing expenses and the deleveraging of fixed costs against a lower sales volume.

General and Administrative

General and administrative expense decreased by $2.6 million, or 18.8%, to $11.2 million during the thirteen weeks ended September 29, 2014 from $13.8 million during the thirteen weeks ended September 30, 2013. The current year balance included $0.4 million of transaction costs related to the debt refinancing, while the prior year balance included approximately $1.3 million in acquisition-related and proposed secondary offering expenses. As a percent of revenue, general and administrative expenses decreased to 5.2% from 6.1%. Adjusting for the transaction costs in the current year and the acquisition-related and proposed secondary offering costs in the prior year, general and administrative costs decreased 0.5% to 5.0% as a percentage of revenues due to continued management of our corporate infrastructure costs.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.3 million, or 17.8%, to $8.8 million during the thirteen weeks ended September 29, 2014 from $7.5 million during the thirteen weeks ended September 30, 2013. This increase is mainly due to accelerated depreciation on closed restaurants and additional depreciation from new restaurants opened since the prior year third quarter. As a percent of revenue, depreciation and amortization increased to 4.1% from 3.3% due to deleveraging on negative same-store sales. See asset impairments and closures below for additional discussion.

Pre-Opening Costs

Pre-opening costs decreased by $0.3 million, or 18.2%, to $1.2 million during the thirteen weeks ended September 29, 2014 from $1.5 million during the thirteen weeks ended September 30, 2013. We opened three restaurants during the thirteen weeks ended September 29, 2014 compared to four new restaurants opened during the thirteen weeks ended September 30, 2013. We incurred pre-opening costs in both periods for other openings in progress during the period.

Asset impairments and closures

Asset impairments and closures increased by $3.1 million to $3.3 million in the current 13-week period versus $0.2 million in the prior year. During the thirteen weeks ended September 29, 2014, we closed seven Macaroni Grill restaurants and recorded a $1.8 million impairment charge related to one Joe’s restaurant. During the thirteen weeks ended September 29, 2014, we also recognized $2.9 million in closure-related expenses, of which $1.6 million was recorded in asset impairments and closures, and $0.9 million of accelerated depreciation was recorded in depreciation expense, excluding expenses related to restaurants closed for conversion. The closure-related expenses for the thirteen weeks ended September 29, 2014 included future minimum lease obligations and accelerated amortization of favorable lease interests.

Income (Loss) from Operations

As a result of the foregoing, consolidated loss from operations increased by $3.9 million to a $7.6 million loss in the current 13-week period compared to a $3.7 million loss in the 13-week period of the prior year.

Income from operations for Joe’s decreased by $9.6 million, or 56.2%, to $7.5 million in the current 13-week period from $17.1 million in the prior year 13-week period. As a percent of revenue, income from operations was 6.1% for the current quarter compared to 13.3% in the prior year. We recorded a $1.8 million impairment charge related to one Joe’s restaurant during the current quarter. Excluding the impairment charge, income from operations was 7.6% of revenue in the current quarter. This decrease is primarily attributable to lower comparable restaurant sales, higher cost of sales and deleveraging of fixed costs against lower sales volume.

Brick House’s loss from operations improved by $180 thousand, or 76.9%, to a $54 thousand loss in the current 13-week period from a $234 thousand loss in the prior year 13-week period. As a percent of revenue, loss from operations improved to 0.3% in the current quarter from 1.9% in the prior year quarter. This improvement is due primarily to the increase in comparable restaurant sales and the higher restaurant count from the prior year.

Macaroni Grill generated a loss from operations of $7.8 million in the current quarter versus $10.2 million in the prior year quarter. As a percent of revenue, loss from operations improved to 10.2% in the current quarter from 11.6% in the prior year quarter. We recorded $2.9 million of expenses related to restaurant closures in the current quarter. Excluding the restaurant closure expenses, loss from operations was 6.4% of revenue in the current quarter. This improvement from the prior year is due primarily to improved hourly labor management, lower marketing expenses and reduced discounting.

Interest expense, net

Interest expense, net increased by $3.7 million, or 277.5%, primarily due to a $2.2 million write off of debt issuance costs related to our debt refinancing during the current quarter and a higher average balance and interest rate in the current year.

Income Tax Benefit

Income tax benefit increased by $3.2 million, or 116.6%, to $6.0 million during the thirteen weeks ended September 29, 2014 from $2.8 million during the thirteen weeks ended September 30, 2013. The effective income tax rate changed to a 47.9% benefit from a 58.9% benefit primarily due to lesser FICA tax credits being generated in the current quarter proportionate to the loss before income taxes.

Thirty-Nine Weeks Ended September 29, 2014 Compared to Thirty-Nine Weeks Ended September 30, 2013

The following table presents the condensed consolidated statement of operations for the thirty-nine weeks ended September 29, 2014 and September 30, 2013, including as expressed as a percentage of revenue.

	Thirty-Nine Weeks Ended September 29, 2014		Thirty-Nine Weeks Ended September 30, 2013
	(dollars in thousands)
Revenues	$659,934	100.0%	$573,998	100.0%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	200,026	30.3	172,277	30.0
Labor expenses	199,860	30.3	173,297	30.2
Occupancy expenses	58,695	8.9	46,799	8.2
Other operating expenses	139,074	21.1	118,481	20.6
General and administrative	34,705	5.3	40,727	7.1
Depreciation and amortization	24,926	3.8	19,675	3.4
Pre-opening costs	1,972	0.3	4,048	0.7
Asset impairments and closures	4,400	0.7	251	0.0
Loss on disposal of assets	1,803	0.3	1,557	0.3
Total costs and expenses	665,461	100.8	577,112	100.5
Loss from operations	(5,527)	(0.8)	(3,114)	(0.5)
Interest expense, net	(8,682)	(1.3)	(3,471)	(0.6)
Gain on insurance settlements	89	0.0	600	0.1
Loss before income taxes	(14,120)	(2.1)	(5,985)	(1.0)
Income tax benefit	(9,092)	(1.4)	(3,771)	(0.7)
Net loss	$(5,028)	(0.8)%	$(2,214)	(0.4)%

*	The percentages reflected are subject to rounding adjustments.

The following table sets forth additional operating information for the periods indicated that we use in assessing our performance:

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	September 29, 2014	September 30, 2013
	(dollars in thousands)
Selected Other Data(1):
Number of restaurants open (end of period):
Joe's Crab Shack	138	136
Brick House Tavern + Tap	21	16
Romano's Macaroni Grill	167	182
Total restaurants	326	334

Restaurant operating weeks
Joe's Crab Shack	5,310	5,144
Brick House Tavern + Tap	789	604
Romano's Macaroni Grill	6,810	4,623

Average weekly sales
Joe's Crab Shack	$66	$71
Brick House Tavern + Tap	$67	$60
Romano's Macaroni Grill	$37	$37

Change in comparable restaurant sales
Joe's Crab Shack	(5.0)%	0.8%
Brick House Tavern + Tap	8.7%	4.8%
Romano's Macaroni Grill	(5.0)%	(5.1)%

Income (loss) from operations
Joe's Crab Shack	$25,544	$45,022
Brick House Tavern + Tap	$2,795	$1,054
Romano's Macaroni Grill	$(10,911)	$(15,975)
Corporate	$(22,955)	$(33,215)
Total	$(5,527)	$(3,114)

Adjusted net income(2)	$226	$2,747

(1)	Activity for Macaroni Grill commenced from acquisition date, April 9, 2013.
(2)

A reconciliation and discussion of this non-GAAP financial measure is included below under “Non-GAAP Financial Measures.” This measure should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

Revenues

Revenues were $659.9 million during the thirty-nine weeks ended September 29, 2014, an increase of $85.9 million, or 15.0%, compared to revenues of $574.0 million during the thirty-nine weeks ended September 30, 2013. The increase is primarily due to the acquisition of Macaroni Grill on April 9, 2013 and an increase in operating weeks at the Joe’s and Brick House brands from new restaurant openings, offset by a 4.2% decrease in system-wide comparable restaurant sales.

Revenues at Joe’s Crab Shack decreased 3.1% to $353.0 million in the first nine months of 2014 versus $364.2 million in the first nine months of 2013. This decrease is due primarily to a 5.0% decrease in comparable restaurant sales, partially offset by a higher restaurant count from the prior year. The comparable restaurant sales decrease is comprised of a 6.5% decrease in guest count, offset partially by a 0.4% increase in pricing and a 1.1% increase in mix. We believe the decline in comparable restaurant sales is due partly to adverse winter weather in the first quarter and reduced or delayed summer vacations from extended school years as a result of school closures during the winter. In addition, we opened a number of stores during the past three years in the Northeast region that are currently experiencing declining sales as a result of initially high “honeymoon” sales and probably some self-cannibalization from new Joe’s locations in proximate markets. The nine stores opened in the Northeast during 2011 and 2012 accounted for 41% of the current year to date comparable sales decline but only represent seven percent of the comparable store base. Year to date comparable sales for all other geographic regions ranged from about flat to (4.6%).

Brick House Tavern + Tap revenues increased 44.8% to $52.7 million in the first nine months of 2014 versus $36.4 million in the first nine months of 2013 due to an 8.7% increase in comparable restaurant sales and four new restaurant openings since the third quarter of 2013. The comparable restaurant sales increase is comprised of a 1.3% increase in pricing and a 7.4% increase from guest count and/or mix.

Revenues at Macaroni Grill increased 46.6% to $254.3 million in the first nine months of 2014 versus $173.4 million in the first nine months of 2013. The increase is primarily due to 39 weeks of sales in the current year compared to 25 weeks of sales in the prior year offset by a 5.0% comparable restaurant sales decrease. The comparable restaurant sales decrease is comprised of an 8.7% decrease in guest count, partially offset by a 2.5% increase in pricing and a 1.2% increase in mix.

Cost of Sales

Cost of sales increased by $27.7 million, or 16.1%, in the first nine months of 2014 versus the comparable period of 2013. This increase primarily reflects the acquisition of Macaroni Grill and the increased operating weeks in 2014 compared to 2013. As a percent of revenue, cost of sales increased to 30.3% from 30.0% primarily due to food cost inflation at the Joe’s brand, partially offset by improved costs at Macaroni Grill. Unusually high shrimp costs and shellfish costs near the high-end of their normal range were the primary drivers of the increase.

Labor Expenses

Labor expenses increased by $26.6 million, or 15.3%, in the first nine months of 2014 versus the comparable period of 2013 primarily due to the acquisition of Macaroni Grill. As a percent of revenue, labor expenses increased to 30.3% from 30.2%.

Occupancy Expenses

Occupancy expenses increased by $11.9 million, or 25.4%, in the first nine months of 2014 versus the comparable period of 2013. This increase is partly attributable to higher store count from the acquisition of Macaroni Grill and the increase in operating weeks in 2014 versus 2013. As a percent of revenue, occupancy costs increased to 8.9% in the first nine months of 2014 versus 8.2% in the prior year. This increase primarily reflects the higher occupancy costs as a percentage of revenues at Macaroni Grill and the deleveraging of fixed rent expense from the negative same-store sales.

Other Operating Expenses

Other operating expenses increased by $20.6 million, or 17.4%, in the first nine months of 2014 versus the comparable period of 2013 mainly due to the acquisition of Macaroni Grill. As a percent of revenue, other operating expenses increased to 21.1% from 20.6%. The increase reflects deleveraging of fixed costs from the negative same-store sales.

General and Administrative

General and administrative expense decreased by $6.0 million, or 14.8%, to $34.7 million during the thirty-nine weeks ended September 29, 2014 from $40.7 million during the thirty-nine weeks ended September 30, 2013. The prior year balance included approximately $6.8 million in acquisition-related and proposed secondary offering expenses. As a percent of revenue, general and administrative expenses decreased to 5.3% from 7.1%. Adjusting for the acquisition-related and proposed secondary offering costs in the prior year, general and administrative costs decreased 0.7% as a percentage of revenues to 5.2% due to continued management of our corporate infrastructure costs.

Depreciation and Amortization

Depreciation and amortization expense increased by $5.3 million, or 26.7%, to $24.9 million during the thirty-nine weeks ended September 29, 2014 from $19.7 million during the thirty-nine weeks ended September 30, 2013. This increase is mainly due to a higher depreciable asset base from the addition of the Macaroni Grill restaurants and new restaurants opened. As a percent of revenue, depreciation and amortization increased to 3.8% from 3.4% due to deleveraging from negative same-store sales. See asset impairments and closures below for additional discussion.

Pre-Opening Costs

Pre-opening costs decreased by $2.1 million, or 51.3%, to $2.0 million during the thirty-nine weeks ended September 29, 2014 from $4.0 million during the thirty-nine weeks ended September 30, 2013. We opened three new restaurants during the thirty-nine weeks ended September 29, 2014 compared to ten new restaurants opened during the thirty-nine weeks ended September 30, 2013. We incurred pre-opening costs in both periods for other openings in progress during the period.

Asset impairments and closures

Asset impairments and closures increased by $4.1 million to $4.4 million during the thirty-nine weeks ended September 29, 2014 from $251 thousand during the thirty-nine weeks ended September 30, 2013. We recorded a $1.8 million impairment charge related to one Joe’s restaurant, and closed twelve Macaroni Grill restaurants in the current year, including restaurants closed for conversion, and six in the prior year. For the twelve closed restaurants in the current year, we recognized $4.3 million in closure-related expenses of which $2.5 million was recorded in asset impairments and closures, $1.3 million of accelerated depreciation was recorded in depreciation expense, and $0.5 million in loss on disposal of assets. The closure-related expenses for the thirty-nine weeks ended September 29, 2014 included future minimum lease obligations and accelerated amortization of favorable lease interests.

Income (Loss) from Operations

As a result of the foregoing, consolidated loss from operations increased by $2.4 million, or 77.5%, to a $5.5 million loss in the current year compared to a $3.1 million loss in the prior year.

Income from operations for the Joe’s brand decreased by $19.5 million, or 43.3%, to $25.5 million in the current year from $45.0 million in the prior year. As a percent of revenue, income from operations was 7.2% for the current year compared to 12.4% in the prior year. We recorded a $1.8 million impairment charge related to one Joe’s restaurant during the current year. Excluding the impairment charge, income from operations was 7.7% of revenue in the current year. This decrease is primarily attributable to lower comparable restaurant sales, food cost increases and deleveraging of fixed costs against lower sales volume.

Brick House’s income from operations increased by $1.7 million, or 165.2%, to $2.8 million in the current year from $1.1 million in the prior year. As a percent of revenue, income from operations increased to 5.3% in the current year from 2.9% in the prior year. This increase is due primarily to the increase in comparable restaurant sales and the higher restaurant count as compared to the prior year.

Macaroni Grill generated a loss from operations of $10.9 million in the current year versus $16.0 million in the prior year. As a percent of revenue, loss from operations improved to 4.3% in the current year from 9.2% in the prior year. We recorded $4.1 million of expenses related to restaurant closures in the current year. Excluding the restaurant closure expenses, loss from operations was 2.7% of revenue in the current year. This improvement from the prior year is due primarily to improved hourly labor management, lower marketing expenses and reduced discounting.

Interest Expense, Net

Interest expense, net increased by $5.2 million, or 150.1%, to $8.7 million during the thirty-nine weeks ended September 29, 2014 from $3.5 million during the thirty-nine weeks ended September 30, 2013 primarily due to the write-off of debt issuance costs related to our debt refinancing in August 2014 and a higher average balance and interest rate in the current year.

Income Tax Benefit

Income tax benefit increased by $5.3 million, or 141.1%, to $9.1 million during the thirty-nine weeks ended September 29, 2014 from $3.8 million during the thirty-nine weeks ended September 30, 2013. The effective income tax rate increased to a 64.4% benefit from a 63.0% benefit primarily due to more FICA tax credits being generated in the current year proportionate to the loss before income taxes.

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

Macaroni Grill generated a lower loss from operations of $10.9 million for the current year-to-date period compared to a $16.0 million loss from operations in the prior year, which contributed to a higher net cash provided by operating activities. However, we experienced a decline in sales and income from operations at Joe’s. We have launched several new initiatives at Joe’s and continue to implement plans to restore the profitability of Macaroni Grill. Although we are experiencing signs of minimal recovery, there can be no assurance that the actual full year results will not differ materially from our plans. If we continue experiencing negative cash trends from Macaroni Grill or Joe’s operations, we may be unable to remain in compliance with our financial covenants. However, we can manage and supplement our liquidity position by closing or selling underperforming restaurants, postponing restaurant development, cutting discretionary capital expenditure spending, and divesting non-core assets. We may also decide to raise additional funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. We entered into a new senior secured credit facility in August 2014 (see Note 3 to our condensed consolidated financial statements). There can be no assurance that any of these financing options would be available on favorable terms, if at all.

The following table shows summary cash flows information for the thirty-nine weeks ended September 29, 2014 and September 30, 2013 (in thousands):

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	September 29, 2014	September 30, 2013
Net cash provided by (used in):
Operating activities	$26,438	$13,813
Investing activities	(20,114)	(99,254)
Financing activities	25,636	79,631
Net increase (decrease) in cash and cash equivalents	$31,960	$(5,810)

Operating Activities

Net cash provided by operating activities was $26.4 million for the thirty-nine weeks ended September 29, 2014 and $13.8 million for the thirty-nine weeks ended September 30, 2013. The $12.6 million increase from the prior year period is due primarily to the increase in operating profit at Macaroni Grill and Brick House, lower general and administrative expenses and changes in working capital including the timing of rent payments and collection of accounts receivable. These increases were offset partially by a decrease in operating profit at Joe’s and higher interest expense paid.

Investing Activities

Net cash used in investing activities decreased by $79.1 million to $20.1 million for the thirty-nine weeks ended September 29, 2014 compared to $99.3 million for the thirty-nine weeks ended September 30, 2013 mainly due to the acquisition of Macaroni Grill in the prior year, as well as a decrease in capital expenditures. Capital expenditures decreased to $20.3 million in the current year compared to $38.3 million in the prior year primarily due to the timing of new restaurant openings and the lower planned restaurant openings for the current fiscal year.

We estimate that total capital expenditures for fiscal year 2014 will be approximately $30 million to $35 million, which includes three new Joe’s restaurants and as many as two conversions of Macaroni Grill locations to Brick Houses.

Financing Activities

Net cash provided by financing activities decreased to $25.6 million for the thirty-nine weeks ended September 29, 2014 compared to $79.6 million for the thirty-nine weeks ended September 30, 2013. In the current year, financing activity cash flows represent net payments of $85.2 million on our Revolving Credit Facility, proceeds from our new term loan of $162.5 million, $46.8 million repayment of our old term loan and payment of debt issuance costs of $4.8 million related to the debt refinancing transaction. The prior year activity included net borrowings of $32.4 million on our Revolving Credit Facility and $49.4 million net borrowings on our old term loan related to the financing for the Macaroni Grill acquisition, partially offset by payment of debt issuance costs of $2.2 million.

New Senior Secured Credit Facility

As of December 30, 2013, we had a senior secured credit facility (“Credit Facility”) comprised of a $100.0 million revolving credit facility and a $50.0 million term loan that mature on April 8, 2018. The interest rate of the Revolving Credit Facility ranged from 4.69% to 6.75%, while the Term Loan was 4.75% as of December 30, 2013.

On August 13, 2014, we entered into a new senior secured credit facility (“New Credit Agreement”), which consists of a $30.0 million revolving credit facility (“New Revolving Credit Facility”) and a $165.0 million term loan (“New Term Loan”), which both mature on February 13, 2019. The New Term Loan was issued at 98.5% of par. The principal amount of the New Term Loan is payable in consecutive quarterly installments of $412,500, commencing on December 31, 2014, with the balance payable in full at maturity. At closing, we repaid the balance of our previous Credit Facility using the proceeds from the New Term Loan.

Interest rates for borrowings under the New Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the New Term Loan was 8.0% as of September 29, 2014. In addition, we are required to pay commitment fees on the unused portion of the New Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

The New Credit Agreement is guaranteed by each of our subsidiaries and secured by substantially all of our present and future assets and a lien on the capital stock or other equity interests of our direct and indirect subsidiaries. The New Credit Agreement contains covenants which, among other things, limit our ability to incur additional indebtedness, create liens on our assets, make certain investments or loans, merge or otherwise dispose of assets other than in the ordinary course of business, make acquisitions, and pay dividends or make other restricted payments. The New Credit Agreement also contains customary covenants regarding, among other matters, the maintenance of insurance, the preservation and maintenance of our corporate existence, material compliance with laws, and the payment of taxes and other material obligations.

The New Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The New Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of September 29, 2014 with the exception of the capital expenditure limit, which is only measured on an annual basis.

We wrote off $2.2 million of debt issuance costs related to the previous Credit Facility, and at closing paid $4.8 million in additional debt issuance costs. The debt issuance costs paid at closing and the remaining unamortized debt issuance costs from the previous Credit Facility are recorded in other assets and will be amortized over the term of the New Credit Agreement. The debt discount is included as a reduction to the carrying value of the debt obligations and will be amortized over the term of the New Term Loan using the effective interest rate method.

As of September 29, 2014, we had outstanding letters of credit of approximately $6.3 million supported by the New Revolving Credit Facility and had available borrowing capacity of approximately $23.7 million.

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

Adjusted Net Income (Loss)

We calculate adjusted net income (loss) by eliminating from net income (loss) the impact of items we do not consider indicative of our ongoing operations. Specifically, we believe that this non-GAAP measure provides greater comparability and enhanced visibility into our results of operations, excluding the impact of special charges and certain other expenses. Adjusted net income (loss) represents net income (loss) less items such as (a) transaction costs including those related to our acquisition of Romano’s Macaroni Grill, (b) costs related to the preparation and filing of a registration statement for a proposed secondary offering of our common stock, (c) costs related to conversions, remodels and closures, (d) write-off of debt issuance costs, (e) asset impairment, (f) non-recurring recruiting and training expenses related to increased restaurant-level staffing at our Macaroni Grill restaurants, (g) gain on insurance settlements, and (h) the income tax effect of the above described adjustments. We believe this measure provides additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of this adjusted measure should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to these adjustments.

A reconciliation of net income (loss) to adjusted net income (loss) is as follows:

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	September 29, 2014	September 30, 2013	September 29, 2014	September 30, 2013
	(in thousands)
Net loss	$(6,530)	$(1,937)	$(5,028)	$(2,214)
Adjustments:
Transaction costs	421	832	510	6,035
Proposed secondary offering expenses	-	459	-	759
Costs related to conversions, remodels and closures	3,011	633	4,238	633
Write-off of debt issuance costs	2,241	-	2,241	483
Asset impairment	1,770	-	1,770	-
Non-recurring recruitment and training expenses	-	-	-	327
Gain on insurance settlements	(89)	(300)	(89)	(600)
Income tax effect of adjustments above	(2,898)	(639)	(3,416)	(2,676)
Adjusted net income (loss)	$(2,074)	$(952)	$226	$2,747

Weighted average shares outstanding
Basic and diluted	25,672	25,632	25,654	25,627
Net loss per share
Basic and diluted	$(0.25)	$(0.08)	$(0.20)	$(0.09)
Adjusted net income (loss) per share
Basic and diluted	$(0.08)	$(0.04)	$0.01	$0.11

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

During the thirteen and thirty-nine weeks ended September 29, 2014, there were no significant changes in our accounting policies or estimates.

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

Commodity Price Risk

Many of the food products we purchase are affected by commodity pricing that is subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and are generally unpredictable. For the thirty-nine weeks ended September 29, 2014, crab, lobster and shrimp accounted for approximately 25% of total food purchases. Crab and lobster are wild caught and sourced from government regulated and sustainable fisheries. Other categories affected by the commodities markets, such as other seafood and beef, each account for approximately 6% to 11% of our food purchases. While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities we require, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods. Our purchasing department negotiates prices and quantities for all of our ingredients through either cancellable contracts (with varying length terms), spot market purchases or commodity pricing formulas. Changes in commodity prices would generally affect us and our competitors similarly, depending on the terms and duration of supply contracts. We also enter into fixed price supply contracts for certain products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can have an adverse effect on margins.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our New Credit Facility, which bear interest at variable rates. As of September 29, 2014, we had $162.6 million outstanding under our New Credit Facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. We do not currently have any such derivative financial instruments in place. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Taking into account the 1% floor on our LIBOR borrowings under our new senior secured credit facility, a 1% change in the interest rate on the outstanding balance of our variable rate debt would result in a $0.4 million change in our annual results of operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 29, 2014, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures were effective as of September 29, 2014.

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

10.1

Credit and Security Agreement, dated August 13, 2014, by and among Ignite Restaurant Group, Inc. and a syndicate of commercial banks and other financial institutions, as lenders, Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and KeyBanc Capital Markets Inc., as joint lead arrangers and joint book runners, and KeyBank National Association, as syndication agent.

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

IGNITE RESTAURANT GROUP, INC.

October 30, 2014	By:	/s/ Michael J. Dixon
		Name:	Michael J. Dixon
		Title:	President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)