Form 10-K
period 2014-12-29
Ignite Restaurant Group, Inc.
filed 2015-03-13
CIK 1526796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2014
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2014 (the last business day of the most recently completed second quarter) was $110,366,838, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select market on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock,

as of the latest practicable date.

As of March 9, 2015, 26,160,389 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on May 21, 2015, to be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2014, are incorporated by reference into Part III of this Report.

PART I

Item 1. BUSINESS.

Our Company

Ignite Restaurant Group, Inc. is a diversified restaurant company that operates a portfolio of three restaurant brands, Joe’s Crab Shack (“Joe’s”), Brick House Tavern + Tap (“Brick House”) and Romano’s Macaroni Grill (“Macaroni Grill”). Each of our restaurant brands offers a variety of high-quality food and beverages in a distinctive, casual, high-energy atmosphere, and operates in a diverse set of markets across the United States and internationally. As of December 29, 2014, we owned and operated 139 Joe’s, 21 Brick House and 153 Macaroni Grill restaurants in 36 states. We also franchise 26 Macaroni Grills in 4 states and 10 international markets.

The first Joe’s Crab Shack was opened in Houston, Texas in 1991. On October 13, 2006, in connection with the purchase by JCS Holdings, LLC, an entity controlled by J.H. Whitney VI, L.P., of 120 Joe’s Crab Shack restaurants, we changed our name to Joe’s Crab Shack Holdings, Inc. In 2008, we developed our second brand, Brick House Tavern + Tap. On July 7, 2009, with the addition of the Brick House brand, we changed our name to Ignite Restaurant Group, Inc. On April 9, 2013, we completed our acquisition of Romano’s Macaroni Grill. On March 7, 2015, we entered into a definitive agreement to sell Macaroni Grill.

J.H. Whitney VI, L.P., an affiliate of J.H. Whitney Capital Partners, LLC, owns approximately 66.3% of our total outstanding common stock as of December 29, 2014.

 Our Restaurants

Joe’s Crab Shack

Joe’s Crab Shack is a come-as-you-are, family restaurant that offers guests an environment that is laid-back, comfortable, fun, and energetic. Most locations offer an outdoor patio for guests to enjoy eating and drinking and a children’s playground as part of the “I’m relaxed” restaurant experience. Joe’s also has many locations that are located on waterfront property. Interior design elements include a nautical, vacation theme to invoke memories of beach vacations and a genuine crab shack experience. Table tops are decorated with art to prompt dinner conversation, while picnic tables across the patio and interior help guests feel the relaxed tropical vacation experience. Joe’s Crab Shack restaurants are largely free-standing and average 8,000 square feet with over 200 seats. Most Joe’s bars are separated from the dining area to provide for a distinct place to grab a drink while waiting for a table. Many of our restaurants also include a small gift shop where guests can purchase souvenirs to commemorate their dining experience. Our current restaurant prototype, introduced in fiscal year 2010, contemporizes many of our key brand elements, while maintaining our authentic crab shack appeal.

Joe’s Crab Shack restaurants perform well in targeted markets with high population density and a propensity for seafood, as well as “destination” markets with national and regional tourist attractions, both of which are key characteristics of our new site selection strategy.

Brick House Tavern + Tap

Brick House Tavern + Tap is a trend-forward “next generation bar & grill” set in an inviting, comfortable and modern venue that provides a distinctive guest experience. Brick House’s interior décor includes custom lighting, dark mahogany woods, open sight lines, HD TVs, and an inviting fireplace. The interior design of Brick House consists of diverse seating and gathering areas where guests can pick multiple ways to enjoy their experience. In addition to a traditional dining room and bar area, Brick House also offers large communal tables and a section of leather recliners positioned in front of large HD TVs, where guests receive their own TV tray for dining. Each restaurant has a state-of-the-art entertainment package and provides guests with a clear line of sight to at least two HD TVs from every seat, making Brick House restaurants an ideal gathering place for sports enthusiasts. Outdoor seating is also available on the patio or around an open fire pit at nearly all locations. Both food and beverages are served by personable and engaging service staff. The typical Brick House restaurant is approximately 8,500 square feet and averages approximately 250 seats, which includes both traditional tables and unique seating options.

Romano’s Macaroni Grill

Romano’s Macaroni Grill is a casual family restaurant that aims to be a place where family and friends can come together in an inviting atmosphere over delicious, authentic Italian food. Macaroni Grill’s interior includes open kitchens, which imbue energy and give the guest the feeling of being at home, as well as brick ovens, festive string lights and fresh-cut flowers. Towards the end of 2014, we launched Romano’s Kitchen Counter, a fast-casual format, in over 130 locations. The dual service model gives guests control of their dining experience at lunch – choosing between traditional full service or counter-style ordering at Romano’s Kitchen Counter. Most restaurants are situated in busy neighborhoods, and office and retail areas with plenty of parking providing the perfect choice for a fast lunch, either in the open dining rooms or to-go. The seating at Macaroni Grill consists of traditional tables as well as seating at a full bar. A typical Macaroni Grill restaurant is between 6,500 and 8,000 square feet and averages approximately 275 seats.

Menu and Menu Development

We are focused on continually elevating our unique and high-quality food and beverage offerings. Born out of consumer insights, our in-house Marketing and Culinary departments continually create new chef-driven food and beverage products for Joe’s, Brick House and Macaroni Grill, which are intended to exceed guest expectations. A variety of research tools are used to identify opportunities and evaluate current offerings, including a brand-tracker program, segmentation and core menu studies, brand screens, focus groups and in-restaurant surveys. We use a third party econometric consulting firm to provide statistical analysis around pricing, allowing us to make fact-based decisions on pricing and menu engineering.

Joe’s Crab Shack

Joe’s aims to offer signature, craveable items to its guests by continuously seeking to innovate our menu offerings. For example, we have dramatically shifted the menu mix at Joe’s by focusing on entrées featuring crab over the last several years. Crab is strategically positioned center stage in our menu through the Steampots and Buckets of Crab categories, highlighting the importance of the menu item. Joe’s Steampots and Buckets of Crab allow guests to choose between seasonal varieties of crab (Queen, Snow, Dungeness and King) and whole lobster. Steampots, our bestselling item, are overflowing with generous portions of crab seasoned to our guest’s tastes, other seafood, red potatoes, sausage and a fresh ear of corn. Our Buckets of Crab allow guests to pair their favorite crab with several distinctive seasonings ranging from BBQ to Chesapeake Style or Garlic Herb. Joe’s also leverages its crab-forward menu with other craveable crab items, including Made-From-Scratch Crab Cakes, Crab Nachos and Crazy-Good Crab Dip. As a result of this strategy, entrées at Joe’s featuring crab comprise approximately 50% of total food revenues. We believe this crab-focused menu mix has contributed to increases in guest satisfaction, comparable restaurant sales and gross profit dollars. In addition to our core crab-focused menu, Joe’s also offers a broad range of seafood entrées like Southern Stuffed Shrimp, Surf ‘N Turf Burger and Redfish ‘N Lobster, plus hand-breaded traditional platters including Go Shrimpin’ and Reel Big Catch. Joe’s also offers several “out of water” options such as Cheesy Chicken and Joe’s Steak Deal. In addition, alcoholic beverages have significantly evolved to support the elevated food strategy, with vacation-style drinks, including the Shark Bite, Category 5 Hurricane and Mason Jar cocktails emerging as guests’ top choices.

Joe’s menu includes more than 29 items made with Queen, Snow, Dungeness or King Crabs sourced from government regulated and sustainable fisheries. Our current menu offers 14 appetizers, including Great Balls of Fire, Crab Nachos and Crazy-Good Crab Dip, and over 50 entrées, including Steampots, Buckets of Crab, East Coast Platter and several “out of water” options. For fiscal year 2014, Joe’s average check was $25.06, lunch and dinner represented 26% and 74% of revenue, respectively, and revenue distribution was 85% food, 14% alcohol and 1% retail. Prices currently range from $7.29 to $47.99 for items on Joe’s menu, including appetizers ordered as entrées and entrées that are good for more than one person.

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

Brick House Tavern + Tap

The Brick House Tavern + Tap food and beverage menu was created to make the brand feel aspirational while inherently approachable. We believe Brick House’s elevated menu has changed the game for the bar and grill customer by offering an innovative premium food selection, along with more than 70 varieties of beer and specialty cocktails made by our bar experts.

Brick House offers its guests a broad selection of scratch-made, chef-inspired, contemporary tavern food. Brick House’s menu includes 11 appetizers, 36 entrées, a unique Meatball category (including Greek, buffalo chicken and drunken pork varieties), seasonal daily specials, brunch, dessert and specialty cocktails. Unique handcrafted appetizers include Deviled Eggs, Hickory Smoked Salmon and Duck Wings. Brick House offers an array of burgers, including the Bison Burger, chargrilled and topped with jalapeño cilantro mayo and candied slab bacon. Guests can also choose from a broad selection of homemade entrées such as Drunken Chops, BBQ Baby Backs, Chicken & Waffles, our Southern Fried Chicken Sandwich, and our Brick Pizzas. A daily special menu encourages continued innovation with featured items like Chicken and Ribs and Shrimp & Chips. In addition, Brick House’s Brick Burgers, including the Gun Show Burger and the Black & Bleu Burger, offer guests a distinct take on the traditional burger. Brick House’s beverage selection includes imported and domestic beers along with hand-pulled cask beer. Beer is served in vessels unique to our industry such as Brick House’s signature tap-at-your table beer bongs. All Brick House restaurants have a full bar that supports a variety of liquor drinks, wine and beer cocktails like Fiery Apple Cider and the Shandy as well as specialty cocktails like the Whiskey Smash, Moscow Mule and Basil Gimlet. For fiscal year 2014, Brick House had four full day parts with lunch, afternoon, dinner and late night accounting for 19%, 24%, 40% and 17%, respectively, and Brick House’s revenue distribution was approximately 59% food and 41% alcohol. Brick House’s entrées range in price from $7.00 to $20.00, including appetizers ordered as entrées.

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

Romano’s Macaroni Grill

Romano’s Macaroni Grill offers guests a blend of authentic Italian food with innovative Italian preparation, including an expansive food and beverage menu that features fresh, classic pastas and wine. We also offer a wide variety of meats, seafood, salads and desserts utilizing fresh, seasonal ingredients. In 2014, Macaroni Grill introduced a unique style of pizza to the menu – Fatbreads. These specialty pizzas elevate the traditional flatbread pizza by delivering a bigger crust, more ingredients and larger flavor. Fatbreads are made with 00 flour, which was selected to create the signature pizza crust texture, and baked to a perfect golden brown in an open-hearth brick oven. Each Fatbread is served with a side of arrabiatta sauce for dipping any extra crust. Much of the development in 2014 was focused on new lunch items for Romano’s Kitchen Counter. This express lunch service offers high-quality, scratch-made meals for $7, delivered in 7 minutes or it’s free. A perfect option for guests who crave great flavor and made-to-order meals, but don’t have a lot of time to spend on their lunch break. The new lunch menu includes sandwiches, salads, pastas, and calzonettos. Macaroni Grill also introduced Family Meals To Go in 2014, which include a shared entrée, salad and our famous Rosemary Peasant Bread serving 4-5 people. Starting at just $5 per person, Family Meals offer a great value in meal replacement for busy families. Our objective is to continue offering premium options for guests that are looking for a big night out, while also offering convenience and value for every day dining occasions. Our honor system house wine continues to be a focus and our most popular beverage choice. Our beverage selection includes 32 wines, including our house wines, 21 of which are offered by the glass, and handcrafted cocktails like the Blood Orange Cosmo, Limoncello Valoroso Martini and Senzas (non-alcoholic cocktails). For fiscal year 2014, lunch and dinner accounted for 29% and 71% of revenue, respectively, with revenue distribution of 86% food, 13% alcohol, with 1% revenue from franchising operations. Macaroni Grill’s entrée prices range from $7.00 to $23.00.

Marketing

Over 80% of our marketing budget is invested in advertising through television (national cable, syndication and satellite), and digital advertising (including location-based media, on-demand media as well as in social media), with the balance of the budget being spent on marketing research, in-restaurant advertising, menus and production costs. Our marketing strategy is fact-based, using consumer insights to build brand affinity and drive menu optimization. Our marketing expenditures were 5.1%, 5.4% and 4.4% of revenues for the fiscal years 2014, 2013 and 2012, respectively.

Joe’s advertising campaigns typically occur four to five times per year and are annual, seasonal and frequency-focused campaigns aimed at attracting guests and communicating new menu items through quality-focused messaging.

We engage in a national cable advertising campaign for Joe’s that currently consists of 24 weeks on air. We supplement Joe’s national advertising with innovative media support, including digital advertising, social media outreach, location-based mobile media and added-value media. The Joe’s email club currently has over 900,000 members. Our marketing efforts are aimed at maintaining the focus on “celebratory occasions” but increasing frequency through everyday enjoyable moments.

Brick House’s marketing efforts are focused on menu innovation and local marketing initiatives. Local marketing includes events such as bike nights and pint nights. Digital advertising, social media and public relations have been used to support initiatives around March Madness, football season, menu launches, and live music series.

Marketing for Romano’s Macaroni Grill has focused on building awareness and driving traffic through new menu items and value messaging. In 2014, Macaroni Grill had 26 weeks of national cable advertising supporting six promotional campaigns. We supplemented this national platform with local television buys, radio and direct mail in certain markets to support new product testing and Romano’s Kitchen Counter testing. Our marketing efforts are aimed at maintaining the focus on “big night out” occasions but increasing frequency through the lunch day part with fast-casual service. Macaroni Grill also leveraged its 1.4 million member email club to drive trial of the Romano’s Kitchen Counter.

Experienced Management Team

Our experienced team of industry veterans has an average of over 20 years of experience with restaurant companies such as T.G.I. Friday’s, Darden, Applebee’s, The Cheesecake Factory, Landry’s, Pinkberry, Hard Rock Café, Famous Dave’s, Dunkin’ Brands and Yum! Brands. Our management team is led by Raymond A. Blanchette, III, our Chief Executive Officer, who joined us in 2007. Mr. Blanchette was a former President for Pick Up Stix and Executive Director of International Business at T.G.I. Friday’s. The experience of our management team has allowed us to transform Joe’s Crab Shack into a market leader in the casual dining seafood category while simultaneously developing and launching Brick House and acquiring Macaroni Grill.

Guest Satisfaction

We use third party vendors to systematically gather, record and analyze key guest data for all of our brands. Our marketing research tools include:

•	AAU, or attitude, awareness and usage surveys;

•	third party guest satisfaction surveys;

•	annual core menu studies; and

•	TURF, or total unduplicated reach and frequency analysis.

We use the insights gathered from market research and data analytics to support strategic and tactical decisions. We embrace and rely on the use of market research as a tool to better understand our business and drive improved performance. These market research and data analytics provide us with critical guest feedback that guide us to change or refine individual menu items and implement operational initiatives to drive positive results on “Satisfaction,” “Likely to Return” and “Likely to Recommend” metrics. Our AAU also guides us on changes to perception and awareness of our brands when considering shifts in our marketing and advertising strategies and tactics. We believe improved performance of our menu items, in our restaurants and in the effectiveness of our advertising is driven by understanding guest feedback and making changes accordingly.

We use a third party vendor to conduct detailed guest satisfaction surveys of our current guests and provide comparable industry satisfaction survey data for industry peers. We believe this survey will help us improve performance in our restaurants, our menu items and the effectiveness of our advertising.

Restaurant Operations and Shared Services

While our brands have independent field operations, we maintain a shared services platform, which handles many of the administrative functions for all three brands. We believe this provides a scalable infrastructure, which will allow us to efficiently adapt as our business changes and increase our profitability.

Joe’s Crab Shack

Joe’s Crab Shack operations are led by a brand president and three regional vice presidents. Each regional vice president oversees six to eleven directors of operations, who typically manage six to nine restaurants. Restaurant-level management at Joe’s typically includes a general manager, a quality assurance manager, a restaurant manager and flex managers, as required. The flex manager is an hourly employee that is properly trained and may be called upon to perform a managerial role. Each restaurant also has a brand ambassador that coordinates with members of the local community on behalf of Joe’s for group sales and fundraisers. Our restaurant managers have bonus incentives that are based on sales and restaurant-level profits.

The Joe’s Crab Shack training has three distinct levels. Our manager training is designed to fit all manager levels from the hourly flex manager to general manager. This comprehensive program is up to eight weeks in length, depending on the knowledge base and skill of the trainee and is both classroom and on-the-job based. Our certified trainer training is a special workshop designed to develop training specialists that reside in a restaurant or market that can oversee the training programs in that area. In order to be a certified trainer, candidates must be a fully validated hourly team member with recommendations from their general manager and director of operations. Hourly trainees are orientated by the general manager of their home restaurant with their program, schedule of activities and on-the-job training then set by the certified trainer. Through the training process, hourly trainees will attend classroom sessions, take examinations, watch videos and work alongside a certified trainer or a highly recommended individual that reports back to the certified trainer on performance and progress. Because Joe’s is committed to the responsible service of alcohol, we have developed an in-house certification program that educates our restaurant personnel.

Brick House Tavern + Tap

The Brick House team is led by a brand president who oversees three directors of operations who, in turn, each manage six to seven restaurants. Typical restaurant management includes a general manager, a service manager, an executive chef and an executive beverage manager. Brick House restaurant managers have bonus incentives that are based on sales and restaurant-level profits.

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

Romano’s Macaroni Grill

The Macaroni Grill team is led by a brand president who oversees two regional vice presidents. Each regional vice president oversees eight to nine directors of operations, who typically manage seven to twelve restaurants. Typical restaurant management at Macaroni Grill includes a general manager, a service manager and a culinary manager. Macaroni Grill restaurant managers have bonus incentives that are based on sales and restaurant-level profits.

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

Site Selection

We focus our development strategy for Joe’s on new locations in narrowly defined geographic regions with high population density and a propensity for seafood and in close proximity to regional and national tourist attractions. Our development strategy for Brick House is largely intended to focus on opening new locations in the top 50 designated market areas across the country. We do not currently intend to develop any new Macaroni Grill locations but while we control the current portfolio of Macaroni Grill real estate, we will continue converting certain underperforming locations into Joe’s or Brick House restaurants. We have a dedicated development team that takes an analytical, data-driven approach to selecting new sites, which is largely based upon, but not limited to, the following criteria:

•	with respect to Joe’s, attractiveness of locations from a regional/national and/or “destination market” perspective;

•	local market demographics and psychographic profiles;

•	characteristics similar to our most successful existing restaurants;

•	regional consumer trends and preferences;

•	local performance of nationally branded peers;

•	vehicle traffic patterns, visibility and access;

•	occupancy rates and other performance data from local hotels and other retail establishments, offices and other establishments that draw restaurant traffic;

•	available square footage, parking and lease economics;

•	local investment and operating costs; and

•	development and expansion constraints.

Restaurant Development and Economics

We have in-house real estate and development capabilities. During 2014, we opened four restaurants, comprised of three Joe’s locations and one Brick House restaurant converted from a Macaroni Grill. Our capital investment, which includes build-out costs and cash pre-opening costs, amounted to $17.4 million for restaurants opened in 2014. Factors contributing to the fluctuation in capital investment per location include size of the property, geographical location, type of construction, cost of liquor and other licenses, and concessions received from landlords. Conversions of other existing restaurants to Joe’s or Brick House typically require less capital investment than newly developed and built restaurants. During the past three fiscal years, we have converted three Macaroni Grill restaurants to Brick House restaurants, two Brick House restaurants to Joe’s restaurants, and two Joe’s restaurants to Brick House restaurants.

We target steady state new restaurant average unit volumes of approximately $3.9 million for Joe’s and $3.2 million for Brick House. We also enter into new restaurant development with planned cash-on-cash returns, which is defined as restaurant-level profit per store divided by total build-out costs and cash pre-opening costs, to exceed our cost of capital. For fiscal year 2015, we target opening as many as four new restaurants, including as many as three conversions.

Performance of any new restaurant location will usually differ from its originally targeted performance due to a variety of factors, and these differences may be material. New restaurants typically encounter significant guest traffic and high sales in their initial months, which may decrease over time. Furthermore, average sales volumes of our new restaurants are impacted by a range of risks and uncertainties beyond our control, including those described under the caption “Risk Factors.”

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

Historically, our top selling menu items are based on Queen Crab, Snow Crab, Dungeness Crab, King Crab, whole lobster and shrimp, which collectively accounted for approximately 45% to 50% of our total food purchases in previous fiscal years. Crab, lobster and shrimp, collectively, have now decreased to approximately 27% of total food purchases. Due to our acquisition of Macaroni Grill, our total food purchases have become more heavily weighted towards items such as beef, chicken, flour and other items that have historically comprised a smaller portion of our food costs. We have established long-term relationships with key seafood vendors and usually source product directly from producers to get advantageous product access at the most competitive prices. As market conditions warrant, we can use these relationships to lock in forward pricing for six to 18 months. Pricing agreements are entered into for a minimum volume of product and are structured around current and historical prices and the projected menu mix. We employ a team at the Restaurant Support Center that is solely responsible for actively managing these contracts, which typically roll on a continuous basis.

In addition to using fixed price contracts, our Joe’s menu provides inherent flexibility to help manage food cost. Crab is deliberately placed center stage as a defining item to the Joe’s experience. Joe’s Steampot and Buckets of Crab offerings allow guests to choose between four varieties of crabs (Queen, Snow, Dungeness and King) and lobster. Each of these species has multiple fisheries and seasons. Besides the ability to direct guests to other crab varieties, Steampots, the top selling item on the menu, provide additional product flexibility. The Steampot is a variety of both shellfish and non-seafood items served together in a simmering pot that have individual ingredients that can be adjusted based on prevailing market prices and general input availability. We believe this strategy greatly reduces our reliance on individual inputs and is largely opaque to the guest. Moreover, should input prices increase, we have the ability to adjust menu prices very quickly, even within a few days, if appropriate.

Crab is harvested during seasons and in accordance with regulations which are determined by various regulatory agencies. The master distributor fulfills restaurant orders by delivering crab, which our restaurants store until preparation for service to the guest. We believe our strong supplier relationships, coupled with the inherent flexibility of our menu, minimizes our exposure to seafood supply chain shortages and market price increases. Cost of sales as a percentage of revenues for fiscal year 2014, 2013 and 2012 were 30.3%, 29.9% and 31.3%, respectively. In fiscal year 2014, our top three suppliers accounted for approximately 22% of our total food purchases.

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

Our operations, procurement and culinary teams work in close coordination to exceed industry standards. Our procurement team works to ensure that product fulfillment fits to the specifications set by our culinary experts. This process requires that our seafood products are caught, produced or processed in environments that meet and often exceed legal requirements. Our culinary team works to use products that are safe for processing and handling in our restaurants’ environment. Our training team provides both proprietary and non-proprietary materials and programs to educate salaried and hourly team members, while our operations team implements programs and sets standards for measurement of performance to ensure consistent performance at our restaurants.

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

All of our restaurants are equipped with computerized point-of-sale, or POS, and back-of-house systems. We use a third party vendor for our restaurant POS system. We have the ability to generate weekly and period-to-date operating results on a company-wide, brand-wide, regional and/or individual restaurant basis. Together, this allows us to closely monitor sales, food and beverage costs and labor and operating expenses at each of our restaurants. Our system runs on non-proprietary hardware with open architecture, an intuitive touch screen interface and integrated credit and gift card processing. Our back-of-house systems include a kitchen display system for many of our restaurants. These systems also run on non-proprietary hardware with open architecture.

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

Enhancing the security of our financial data and other personal information remains a high priority for us. We continue to innovate and modernize our technology infrastructure to provide improved efficiency, control and security. Our ability to accept credit cards as payment in our restaurants and for on-line gift card orders depends on us remaining compliant with standards set by the PCI Security Standards Council (PCI). The standards set by PCI contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We maintain security measures that are designed to protect and prevent unauthorized access to such information.

Employees

As of December 29, 2014, we employed approximately 18,600 employees, of whom approximately 170 were Restaurant Support Center, executive management and multi-unit restaurant management personnel, approximately 1,000 were restaurant-level management personnel and the remainder were hourly restaurant personnel. During 2014, total employee counts ranged from 24,000 during peak summer season to 18,000 during the winter. None of our employees are covered by collective bargaining agreements, and we believe we have good relations with our employees.

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

For Joe’s, our primary competitors in the casual seafood segment include Red Lobster, Bonefish Grill, Landry’s Seafood and Bubba Gump Shrimp Company. Joe’s is America’s only national crab house. Red Lobster is our only large-scale, nationally branded seafood competitor. Brick House competes in the bar and grill segment with brands such as BJ’s Restaurant and Brewhouse, Buffalo Wild Wings and Yard House. The primary competitors of Macaroni Grill are Olive Garden and Carrabba’s Italian Grill and other local, regional and national Italian restaurants. All three brands also compete with a broader range of other casual dining restaurant brands such as The Cheesecake Factory, Applebee’s, Chili’s, T.G.I. Friday’s, Texas Roadhouse and Outback Steakhouse.

Seasonality

There is a seasonal component to Joe’s Crab Shack’s business which typically peaks in the summer months (June, July and August) and slows in the winter months (November, December, January), while the seasonal component to Macaroni Grill’s business typically peaks in the winter months. Because of the seasonality of our system-wide business, results for any fiscal quarter are not necessarily indicative of the results that may be achieved for future fiscal quarters or for the full fiscal year.

Trademarks and Service Marks

Our registered trademarks and service marks include Joe’s Crab Shack® and logo design, Brick House Tavern + Tap® and logo design, and Romano’s Macaroni Grill® and logo design. We have used or intend to use all the foregoing marks in connection with our restaurants and our franchised locations. We believe that our trademarks and service marks have significant value and are important to our brand-building efforts and identity and the marketing of our restaurant brand.

Licensing and Franchising Arrangements

We have twelve franchised restaurants across four states and Puerto Rico, as well as fourteen additional franchised units throughout nine foreign countries. Our acquisition of Macaroni Grill provided us with a franchise element to our business that provides an opportunity for us to explore franchise opportunities across our brands. Therefore, we will continue the expansion of our brands through franchising in the United States and internationally. In 2014, we opened five and closed three international Macaroni Grill locations. In January 2015, we signed an international development agreement for Joe’s.

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

We believe that international franchising presents an opportunity to provide higher returns on investment, while significantly reducing the capital and infrastructure required to own and operate international restaurants. Our established international franchising program with Macaroni Grill provides us with the capability to seek further expansion in international markets with our other brands. We seek franchising partners that have adequate financial resources, the ability to build-out a market, an established customer-facing interface and a track record of successful brand stewardship and awareness.

Macaroni Grill also offers a premium line of frozen meals in numerous retail outlets throughout the U.S. through an exclusive licensing agreement with General Mills. We receive ongoing royalty revenues based on a percentage of product sales. We believe that these initiatives further enhance brand awareness to prospective guests of our restaurants.

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

We are subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our comprehensive general liability insurance policy.

Our restaurant operations are also subject to federal and state laws governing employment (including the Fair Labor Standards Act of 1938 and the Immigration Reform and Control Act of 1986) regarding such matters as the minimum hourly wage, unemployment tax rates, sales tax and similar matters. Significant numbers of our service, food preparation and other personnel are paid at rates related to the federal minimum wage, which currently is $7.25 per hour. The tip credit allowance is the amount an employer is permitted to assume an employee receives in tips when the employer calculates the employee’s hourly wage for minimum wage compliance purposes. Increases in the federal minimum wage, directly or by either a decrease in the tip credit amount or an insufficient increase in the tip credit amount to match an increase in the federal minimum wage, would increase our labor costs.

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

Litigation

Occasionally, we are a defendant or otherwise involved in lawsuits arising in the ordinary course of our business including claims resulting from “slip and fall” accidents, “dram shop” claims, construction-related disputes, employment-related claims, and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. When the potential liability can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. As of the date of this report, we do not believe the potential exposure with respect to any of these pending lawsuits and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows. Refer to “Legal Proceedings” in Item 3 for additional disclosure.

Available Information

We maintain a website with the address www.igniterestaurants.com. On our website, we make available at no charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and our proxy statement, as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our filings are also available on the SEC’s website at www.sec.gov. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The contents of our website are not incorporated by reference into this Form 10-K.

Item 1A. RISK FACTORS.

You should carefully consider the following factors, which could materially affect our business, financial condition or results of operations. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and related notes in Item 8.

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

Our comparable restaurant sales and average unit volumes may not increase at rates achieved in prior fiscal years or may decrease below levels achieved in recent years. In addition, our comparable restaurant sales and average unit volumes will likely continue to be negatively impacted by the performance of Macaroni Grill restaurants, and we may not be able to successfully transform the Macaroni Grill brand. Changes in our comparable restaurant sales and average unit volumes could cause the price of our common stock to fluctuate substantially.

Macroeconomic conditions could adversely affect our ability to increase the sales and profits of existing restaurants or to open new restaurants.

Although the global economy has shown signs of recovery over the last several years, the United States may continue to suffer from depressed economic activity. Recessionary economic cycles, higher fuel and other energy costs, lower housing values, low consumer confidence, inflation, increases in commodity prices, higher interest rates, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect discretionary consumer spending could adversely affect our revenues and profit margins and make opening new restaurants more difficult. Our guests may have lower disposable income and reduce the frequency with which they dine out. This could result in reduced guest traffic, reduced average checks or limitations on the prices we can charge for our menu items, any of which could reduce our sales and profit margins. In addition, many of our Joe’s Crab Shack restaurants are located in areas that we consider tourist or vacation destinations. Therefore, in those locations, we depend in large part on vacation travelers to frequent our Joe’s Crab Shack restaurants, and such destinations typically experience a reduction in visitors during economic downturns, thereby reducing the potential guests that could visit our restaurants. Also, businesses in the shopping vicinity in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could, in turn, further negatively affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our results of operations and growth strategy.

Macaroni Grill has experienced significant declines in total revenues in the last several years, and we may not be able to reverse these trends or realize the anticipated benefits of the acquisition for the Company.

Since our acquisition in 2013, the comparable restaurant sales of Macaroni Grill have continued to decline, with a 4.5% and a 6.5% decrease in comparable restaurant sales in fiscal 2014 and fiscal 2013 (post-acquisition period), respectively.

While we have implemented and may continue to implement a number of measures to transform the Macaroni Grill brand, such measures have failed to materially impact our results and there can be no assurance that these measures will be successful in the future. One of these measures, for example, was the introduction of a revamped menu in our Macaroni Grill restaurants in August 2013, as well as many of its original brand elements. These measures or any other changes we implement may not increase guest traffic at or improve the performance of our Macaroni Grill restaurants. Accordingly, it is possible that the trend of declining revenues experienced in prior years will continue and it may be necessary for us to pursue alternatives with respect to Macaroni Grill, including, but not limited to sales of restaurants, restaurant closings and other potential strategic alternatives with respect to the brand. Pursuit of these alternatives may not be successful and could be costly. In addition, this attempted transformation has resulted in and may continue to result in expenses and losses and may continue to divert significant financial resources that would otherwise be available for ongoing development of our other brands.

If we are unable to improve the performance of our Macaroni Grill restaurants or find an alternative solution for the brand, the financial position and operating results of the Company may be adversely impacted. Even if our transformation efforts are successful, it may take a significant period of time for these efforts to result in increased revenues or comparable store sales growth for Macaroni Grill or for us to realize the anticipated benefits of the acquisition. On March 7, 2015, we entered into a definitive agreement to sell Macaroni Grill (see Note 16).

If we fail to execute our growth strategy, which partially depends on our ability to open new restaurants that are profitable, our business could suffer.

Historically, one of the key means of achieving our growth strategies has been through opening new restaurants and operating those restaurants on a profitable basis. We expect this to continue to be an important element of our growth for the foreseeable future. For fiscal year 2015, we target opening as many as four new Joe’s and/or Brick House restaurants. Competition for prime locations is intense and the prices commanded for such locations have remained high. There is no guarantee that a sufficient number of locations will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Delays or failures in opening new restaurants, or achieving lower than expected sales in new restaurants, could materially adversely affect our growth strategy. Once we have identified suitable restaurant sites, our ability to open new restaurants successfully and on the development schedule we anticipate will also depend on numerous other factors, some of which are beyond our control, including, among other items, the following:

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

The restaurant industry is intensely competitive, and we compete with many well-established restaurant companies on the basis of food taste, price of products offered, guest service, atmosphere, location and overall guest experience. Our competitors include restaurant chains and individual restaurants that range from independent local operators to well-capitalized national and regional restaurant companies. Our Joe’s Crab Shack restaurants compete against other casual seafood restaurants, including national and regional chains and local seafood restaurants, as well as against casual dining restaurants that provide a different type of food. Our Brick House Tavern + Tap restaurants compete against casual restaurants in the bar and grill segment and restaurants in the casual dining segment. Our Macaroni Grill restaurants compete against other casual Italian restaurants, including national and regional chains and local Italian restaurants, as well as restaurants and chains in the casual dining segment that serve foods other than Italian.

Some of our competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in the restaurant industry better than we can. Other competitors are local restaurants that in some cases have a loyal guest base and strong brand recognition within a particular geographic market. As our competitors expand their operations or as new competitors enter the industry, we expect competition to intensify. Should our competitors increase their spending on advertising and promotions, we could experience a loss of guest traffic to our competitors. Also, if our advertising and promotions become less effective than those of our competitors, we could experience a material adverse effect on our results of operations. We also compete with other restaurant chains and other retail businesses for quality site locations, management and hourly employees.

If we fail to establish and maintain effective internal controls over financial reporting and disclosure controls and procedures, we may have material misstatements in our financial statements and we may not be able to report our financial results in a timely manner.

As a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, so that our management can certify as to the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we continue to take advantage of the exemptions contained in the JOBS Act. We expect that we will remain an “emerging growth company” until the earliest of (i) the last day of our fiscal year following the fifth anniversary of our IPO; (ii) the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we have (1) an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (2) been required to file annual, quarterly and current reports under the Exchange Act of 1934, as amended, or the Exchange Act, for a period of at least 12 calendar months, and (3) filed at least one annual report pursuant to the Exchange Act. As a result, we may qualify as an “emerging growth company” until as late as May 10, 2017. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

We have previously experienced material weaknesses in our internal controls. A “material weakness” is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected in a timely basis. There is no guarantee that material weaknesses will not be identified in the future. Any future failure in our controls could cause us to fail to meet our reporting obligations or result in a misstatement of our accounts and disclosures that could result in a material misstatement to our annual or interim consolidated financial statements in future periods that would not be prevented or detected. If our financial statements are not timely or accurate, then, in addition to the risks described above, investors may lose confidence in our reported information and our ability to prevent fraud, we could be delisted from NASDAQ and we could lose our ability to access capital markets.

Changes in food and supply costs, including the cost of crab, could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including crab, shrimp, lobster and other seafood. In fiscal year 2014, crab, lobster and shrimp accounted for approximately 27% of our total food purchases. Any increase in food prices, particularly for these food items, could adversely affect our operating results. In light of our acquisition of Macaroni Grill, our total food purchases became more heavily weighted towards items such as beef, chicken, flour and other items that have historically comprised a smaller portion of our food costs, and such items subject us to additional volatility in price and availability. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as weather conditions (including hurricanes), oil spills, fisherman strikes, food safety concerns, costs of distribution, product recalls and government regulations. Furthermore, the introduction of or changes to tariffs on seafood, such as imported crab and shrimp or other food products, could increase our costs and possibly impact the supply of those products. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu items and prices, and a failure to do so could adversely affect our operating results. In addition, because our menu items are moderately priced, we may not seek to or be able to pass along price increases to our guests. If we adjust pricing there is no assurance that we will realize the full benefit of any adjustment due to changes in our guests’ menu item selections and guest traffic.

Brick House is a newer and still evolving brand and our plans to expand Brick House may not be successful.

While Joe’s, Brick House and Macaroni Grill are subject to the risks and uncertainties described herein, there is an enhanced level of risk and uncertainty related to the expansion of Brick House, our most recently developed brand. While Brick House has grown to 21 locations since its founding in 2008, it is still evolving and has not yet proven its long-term growth potential.

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

The majority of our restaurant sales are by credit or debit cards. Recently, a number of other retailers, including other restaurant chains, have experienced security breaches in which credit and debit card information has been stolen. Although we use secure private networks to transmit confidential information, third parties may have the technology or know-how to breach the security of the guest information transmitted in connection with credit and debit card sales, and our security measures and those of technology vendors may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent these security measures, he or she could destroy or steal valuable information or disrupt our operations. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition, results of operations and cash flows. Further, adverse publicity resulting from these allegations could significantly harm our reputation and may have a material adverse effect on us and our restaurants.

Food safety and food-borne illness concerns may have an adverse effect on our business.

Food safety is a top priority, and we dedicate substantial resources to ensure that our guests enjoy safe, quality food products. However, food-borne illnesses, such as salmonella, E. coli, hepatitis A, trichinosis or “mad cow disease,” and food safety issues have occurred in the food industry in the past, and could occur in the future. In addition, publicity regarding certain illnesses and contaminations related to seafood, including high levels of mercury or other carcinogens, oil contaminations, vibrio vulnificus and the Norwalk virus could affect consumer preferences and the consumption of seafood. Any report or publicity linking us to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brands and reputation as well as our revenues and profits. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry or seafood restaurants generally and adversely impact our sales.

In addition, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. Although we inspect food products when they are delivered to us, we cannot assure that all food items are properly maintained during transport throughout the supply chain and that our employees will identify all products that may be spoiled and should not be used in our restaurants. New illnesses resistant to any precautions may develop in the future, or diseases with long incubation periods could arise, such as “mad cow disease,” which could give rise to claims or allegations on a retroactive basis. In addition, our industry has long been subject to the threat of food tampering by suppliers, employees or guests, such as the addition of foreign objects in the food that we sell. Reports, whether or not true, of injuries caused by food tampering have in the past severely injured the reputations and brands of restaurant chains in the quick service restaurant segment and could affect us in the future as well. If our guests become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants. Furthermore, any instances of food contamination, whether or not at our restaurants, could subject us or our suppliers to a food recall pursuant to the Food and Drug Administration Food Safety Modernization Act.

Changes in consumer preferences could harm our performance.

Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. We also depend on trends regarding away-from-home dining. Consumer preferences towards away-from-home dining or certain food products might shift as a result of, among other things, health concerns or dietary trends related to cholesterol, carbohydrate, fat and salt content of certain food items, including crab or other seafood items, in favor of foods that are perceived as more healthy. Changes in consumer preference away from the current menu offerings of our restaurant brands would have a material adverse effect on our business. Negative publicity over the health aspects of such food items may adversely affect demand for our menu items and could result in lower guest traffic, sales and results of operations.

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

As discussed above, for fiscal year 2015, we target opening as many as four new restaurants, including as many as three conversions of existing restaurants. New restaurants typically experience an adjustment period before sales levels and operating margins normalize. When our new restaurants open, they typically encounter startup costs, but also significant guest traffic and, therefore, high sales in their initial months. However, over time, these new restaurants may experience a decrease in guest traffic and sales compared to their opening months. Accordingly, sales achieved by new or converted restaurants may not be indicative of future operating results. Also, due to the foregoing factors, results for any one fiscal quarter are not necessarily indicative of results to be expected for any other fiscal quarter or for a full fiscal year.

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

As of December 29, 2014, 129 of our 313 restaurants were spread across Texas (55), California (39) and Florida (35). As a result, we are particularly susceptible to adverse trends and economic conditions in those states, including their labor markets. In addition, given our geographic concentration in these states, negative publicity regarding any of our restaurants in such states could have a material adverse effect on our business and operations, as could other occurrences in these regions such as local competitive changes, changes in consumer preferences, local strikes, new or revised laws or regulations, energy shortages or increases in energy prices, droughts, hurricanes, fires, earthquakes, floods or other natural disasters.

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

The United States and other countries have experienced, and may experience in the future, outbreaks of viruses, such as H1N1, Ebola, avian influenza, SARS and various other forms of influenza. To the extent that a virus is transmitted by human-to-human contact, our employees or guests could become infected, or could choose to, or be advised to avoid gathering in public places and avoid eating in restaurant establishments, which could adversely affect our business.

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

In addition, availability of staff varies widely from restaurant to restaurant. If we experience high levels of restaurant management and staff turnover, we could suffer higher direct costs associated with recruiting, training and retaining replacement personnel. Moreover, we could suffer from significant indirect costs, including restaurant disruptions due to management changeover and potential delays in new restaurant openings or adverse guest reactions to inadequate guest service levels due to staff shortages. Competition for qualified employees may exert upward pressure on wages paid to attract such personnel, resulting in higher labor costs, together with greater recruitment and training expense.

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

The lenders’ obligation to extend credit under our existing senior secured credit facility depends upon our maintaining certain financial covenants. In particular, our senior secured credit facility requires us to maintain a leverage ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization expense, plus certain additional addbacks more particularly specified in the credit agreement), an interest coverage ratio, and capital expenditure limits. The leverage and interest coverage ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The facility provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x on June 28, 2016 through September 26, 2016, (vii) 4.0x on September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. Failure to adhere to these ratios could result in an acceleration of outstanding amounts under the credit facility and restrict us from borrowing amounts under the facility to fund our future liquidity requirements. In addition, our credit facility contains certain negative covenants, which, among other things, limit our ability to:

•	incur additional indebtedness;

•	create liens on our subsidiaries’ assets;

•	make certain investments, guarantees or loans;

•	merge, consolidate or otherwise dispose of assets other than in the ordinary course of business;

•	make acquisitions;

•	pay dividends or make other restricted payments;

•	enter into sale-leaseback transactions; and

•	enter into transactions with our or our lenders’ affiliates.

Our ability to make scheduled payments and comply with financial covenants will depend on our operating and financial performance, which in turn, is subject to prevailing economic conditions and to other financial, business and other factors beyond our control described herein. Our obligations and the guarantees under the senior secured credit facility are secured by substantially all of our and such subsidiaries’ present and future assets and a perfected first priority lien on the capital stock or other equity interests of our direct and indirect subsidiaries.

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

As of December 29, 2014, we had approximately $165.0 million of total indebtedness outstanding and available borrowing capacity of $23.7 million under our credit agreement. We may not be able to refinance our indebtedness prior to or at its maturity on acceptable terms or at all.

Legal complaints or litigation may impact our business.

Occasionally, restaurant guests and/or employees file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. We have been subject to class action lawsuits related to these matters and could be subject to additional class action lawsuits in the future. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace conditions, employment and similar matters. A number of these industry lawsuits have resulted in the payment of substantial damages by defendants. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests.

Regardless, however, of whether any claim brought against us in the future is valid or whether we are liable, such a claim would be expensive to defend and may divert time, money and other valuable resources away from our operations and, thereby, hurt our business.

We are subject to certain state and local “dram shop” statutes, which may subject us to uninsured liabilities. These statutes generally allow a person injured by an intoxicated person to seek to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. In the past, after allegedly consuming alcoholic beverages at our restaurants, there have been isolated instances where certain individuals have been killed or injured or have killed or injured third parties. Because these statutes may allow a plaintiff may seek punitive damages, which may not be fully covered by insurance, this type of action could have an adverse impact on our financial condition and results of operations. A judgment in such an action significantly in excess of our insurance coverage could adversely affect our financial condition, results of operations or cash flows. Further, adverse publicity resulting from any such allegations may adversely affect us, our restaurant brands, and our restaurants taken as a whole.

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

In fiscal year 2014, approximately 14% of Joe’s gross revenues, 41% of Brick House gross revenues and 13% of Macaroni Grill gross revenues were attributable to the sale of alcoholic beverages. Our alcoholic beverage sales may increase in the future. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on-premises and to provide service for extended hours and on Sundays. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. In the past, we have been subject to fines for violations of alcoholic beverage control regulations. Any future failure to comply with these regulations and obtain or retain liquor licenses could adversely affect our results of operations and overall financial condition.

We are subject to many federal, state and local laws with which compliance is both costly and complex.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including the recently enacted comprehensive health care reform legislation and those relating to building and zoning requirements and the preparation and sale of food. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and liquor licenses, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986 and applicable requirements concerning the minimum wage, overtime, family leave, tip credits, working conditions, safety standards, immigration status, unemployment tax rates, workers’ compensation rates and state and local payroll taxes), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990, or the ADA.

Minimum employee health care coverage mandated by state or federal legislation, such as the federal healthcare reform legislation that became law in March 2010 (known as the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, or the PPACA), could significantly increase our employee health benefit costs or require us to alter the benefits we provide to our employees. To date, we have not experienced material costs related to such legislation. However, due to the phased-in nature of the implementation and the lack of interpretive guidance, it is difficult to determine at this time what impact the health care reform legislation will have on our financial results. Possible adverse effects could include increased costs, exposure to expanded liability and requirements for us to revise the ways in which we provide healthcare and other benefits to our employees. Providing more extensive health insurance benefits to employees than the health insurance benefits we currently provide and to a potentially larger proportion of our employees, or the payment of penalties if the specified level of coverage is not provided at an affordable cost to employees, could have a material adverse effect on our results of operations and financial position. In addition, these laws require employers to comply with a significant number of new reporting and notice requirements from the Departments of Treasury, Labor and Health and Human Services, and we will have to develop systems and processes to track the requisite information and to comply with the reporting and notice requirements. Our suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

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

Regulations and consumer eating habits may continue to change as a result of new information and attitudes regarding diet and health. These changes may include regulations that impact the ingredients and nutritional content of our menu items. The federal government as well as a number of states (including California), counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to guests (including caloric, sugar, sodium and fat content) or have enacted legislation prohibiting the sales of certain types of ingredients in restaurants. In December 2014, the U.S. Food and Drug Administration (FDA) published its final rules on menu labeling, which implement section 4205 of the PPACA, to establish requirements for the nutrition labeling of standard menu items at restaurants with 20 or more locations. Under the rule, which will become effective on December 1, 2015, calorie information must be provided clearly and conspicuously next to the listed standard menu item on a menu or menu board. In addition to calorie information, each menu or menu board must prominently include a succinct statement concerning suggested caloric intake. Upon request, covered establishments must provide information about the total calories, calories from fat, total fat, saturated fat, trans fat, cholesterol, sodium, total carbohydrates, fiber, sugars, and protein in their standard menu items. The final rule contains detailed requirements for providing calorie and nutrition information and determining nutrient content. The effect of such labeling requirements on consumer choices, if any, is unclear at this time, and the implementation of such requirements may be costly.

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

All of our restaurant locations are leased under individual lease agreements. Leases are noncancelable and in general, have 10 to 15-year terms, with three to five-year extensions. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. If we are required to make payments in respect of leases for closed or unopened restaurants or if we are unable to renew our restaurant leases, our business and results of operations could be adversely affected.

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

We periodically evaluate possible impairment of goodwill and our other intangible assets, as well as other fixed assets at the individual restaurant-level, and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. We also periodically evaluate the criteria we use as an indication of asset impairment. As a result of our annual impairment testing, we recorded aggregate impairment charges of $8.7 million in fiscal year 2014 related to goodwill and Joe’s and Macaroni Grill’s long-lived and intangible assets, and $0.7 million in fiscal year 2013 related to Macaroni Grill’s trademarks. If we are unable to improve the performance of our restaurants or if we experience deteriorating results at some of our restaurants, we could recognize additional impairment charges. In connection with the sale of Macaroni Grill, as discussed in Note 16, we expect to record a material non-cash loss in the first half of 2015 for the amount by which the net assets of Macaroni Grill exceed the sales price on the closing date of the sale.

Our current insurance may not provide adequate levels of coverage against claims.

We currently maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business and results of operations. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our financial condition, results of operations and liquidity.

Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of our brand.

Our registered trademarks and service marks include Joe’s Crab Shack and the design, our stylized logos, Brick House Tavern + Tap and the design, and Romano’s Macaroni Grill and the design, which are protected under applicable intellectual property laws. We believe that our trademarks and other proprietary rights are important to our success and our competitive position, and, therefore, we devote resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized use or imitation by others, which could harm our image, brand or competitive position. If we commence litigation to enforce our rights, we will incur significant legal fees.

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

Our business is also subject to seasonal fluctuations. Our revenues are typically highest in the summer months (June, July and August) and lowest in the winter months (November, December and January) with respect to Joe’s restaurants and highest in the winter months with respect to Macaroni Grill restaurants. As a result, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one fiscal quarter are not necessarily indicative of results to be expected for any other fiscal quarter or for any fiscal year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

Significant adverse weather conditions and other disasters could negatively impact our results of operations.

Adverse weather conditions and acts of god, such as regional winter storms, fires, floods, hurricanes, tropical storms and earthquakes, and other disasters, such as oil spills or other incidents involving hazardous materials, could negatively impact our results of operations. In particular, a number of our restaurants are located in states which are particularly susceptible to hurricanes, tropical storms, flooding and earthquakes.

Any strategic transactions or initiatives that we consider in the future may have unanticipated consequences that could harm our business and our financial condition.

From time to time, we evaluate potential mergers, acquisitions of restaurants joint ventures, dispositions of existing brands or other strategic initiatives to acquire or develop additional restaurant brands. To successfully execute any acquisition or development strategy, we will need to identify suitable acquisition or development candidates, negotiate acceptable acquisition or development terms and obtain appropriate financing. Any acquisition, disposition or future development that we pursue, whether or not successfully completed, may involve risks, including:

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

•	negative impacts on the reputation of our current brands; and

•	the diversion of management’s attention from other business concerns.

We are a party to franchise relationships and are pursuing additional franchise relationships, and any current or future franchisees could take actions that could be harmful to our business.

With the acquisition of Macaroni Grill, we acquired the payment of royalties by franchisees. In addition, during 2013 and 2014, we launched efforts to begin to franchise our Brick House and Joe’s brands. Our ability to pursue future franchise relationships depends in part upon our ability to find and attract quality franchisees. Any franchisees will be contractually obligated to operate their restaurants in accordance with our standards and all applicable laws. However, although we will attempt to properly train and support any franchisees, franchisees are independent third parties that we will not control, and the franchisees own, operate and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchised restaurant rests with the franchisee. Adverse events beyond our control, such as quality issues related to a food product or a failure to maintain quality standards at a franchised restaurant, could negatively impact our brand, business and results of operations. In addition, the failure of any future franchisees or any of their restaurants to remain financially viable could result in their failure to pay royalties owed to us. Furthermore, the Macaroni Grill acquisition added an international component to our business through franchising, and we intend to pursue additional international franchise relationships for all of our brands. The addition of operations in foreign jurisdictions through franchising involves additional risks to us, including complying with foreign regulatory requirements and general economic and political conditions in such foreign markets, and we may be unsuccessful in complying with such requirements.

We have incurred and expect to continue to incur increased costs as a result of operating as a public company.

Prior to our IPO, we had not been subject to the reporting requirements of the Exchange Act or the other rules and regulations of the Securities Exchange Commission, or the SEC, or any securities exchange relating to public companies. Ongoing compliance with the various reporting and other requirements applicable to public companies require considerable time and attention of management, particularly if we are no longer an “emerging growth company.”

Congress enacted the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act,” on April 5, 2012. Pursuant to the provisions of the JOBS Act, we qualify as an “emerging growth company.” Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we chose to “opt out” of such extended transition period, and as a result, we comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period was irrevocable.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” Some investors may find our common stock less attractive if we continue to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We anticipate that we will remain an “emerging growth company” until the earlier of the end of the fiscal year during which we have total annual gross revenues of $1.0 billion or more and May 10, 2017.

Risks Related to Ownership of Our Common Stock

Concentration of ownership by J.H. Whitney VI may prevent new investors from influencing significant corporate decisions.

J.H. Whitney VI owns, in the aggregate, approximately 66% of our outstanding common stock. As a result, J.H. Whitney VI is able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions and will continue to have significant control over our management and policies. In addition, two of the six members of our board of directors are principals of J.H. Whitney. J.H. Whitney VI can take actions that have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power with J.H. Whitney VI may have an adverse effect on the price of our common stock. The interests of J.H. Whitney VI may not be consistent with your interests as a stockholder. J.H. Whitney VI is also able to transfer control of us to a third-party by transferring their common stock, which would not require the approval of our board of directors or our other stockholders.

Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity does not apply against J.H. Whitney, or any of our directors who are employees of or affiliated with J.H. Whitney, in a manner that would prohibit them from investing or participating in competing businesses. To the extent J.H. Whitney-affiliated funds invest in such other businesses, they may have differing interests than our other stockholders. For example, J.H. Whitney-affiliated funds may choose to own other restaurant brands through other investments, which may compete with our brands.

We are a “controlled company” within the meaning of The NASDAQ Stock Market rules, and, as a result, we rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

J.H. Whitney VI owns more than 50% of the total voting power of our common stock and therefore, we qualify as a “controlled company” under The NASDAQ Stock Market corporate governance listing standards. As a controlled company, we are exempt under The NASDAQ Stock Market listing standards from the obligation to comply with certain of The NASDAQ Stock Market corporate governance requirements, including the requirements:

•	that a majority of our board of directors consist of independent directors, as defined under the rules of The NASDAQ Stock Market;

•	that we have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchased them.

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including those described under “—Risks Related to Our Business” and the following:

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

•	downgrades by any securities analysts who follow our common stock;

•	future sales of our common stock by our officers, directors and significant stockholders;

•	global economic, legal and regulatory factors unrelated to our performance;

•	investors’ perceptions of our prospects;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments; and

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives.

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

•	prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders, if J.H. Whitney VI owns less than 50% of our outstanding voting stock;

•	provide that the board of directors is expressly authorized to make, alter, or repeal our amended and restated bylaws; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2.  PROPERTIES.

As of December 29, 2014, we owned and operated 139 Joe’s Crab Shack restaurants in 33 states, 21 Brick House Tavern + Tap restaurants in 10 states, and 153 Romano’s Macaroni Grill restaurants in 32 states, as shown in the table below.

State	Joe's Crab Shack	Brick House Tavern + Tap	Romano's Macaroni Grill	Total
Alabama	1	-	3	4
Arizona	3	-	6	9
Arkansas	-	-	1	1
California	13	-	26	39
Colorado	3	1	7	11
Delaware	1	-	1	2
Florida	13	3	19	35
Georgia	6	-	6	12
Idaho	1	-	-	1
Illinois	4	2	2	8
Indiana	3	-	-	3
Iowa	1	-	1	2
Kansas	1	-	1	2
Kentucky	2	1	1	4
Louisiana	2	-	2	4
Maine	-	-	1	1
Maryland	5	-	4	9
Massachusetts	1	-	1	2
Michigan	3	-	5	8
Minnesota	1	-	3	4
Missouri	3	1	-	4
Nebraska	1	-	-	1
Nevada	2	-	4	6
New Jersey	7	2	5	14
New Mexico	-	-	1	1
New York	11	1	2	14
North Carolina	1	-	7	8
Ohio	1	1	5	7
Oklahoma	3	-	2	5
Pennsylvania	4	1	3	8
South Carolina	3	-	2	5
Tennessee	3	-	5	8
Texas	28	8	19	55
Utah	2	-	2	4
Virginia	5	-	5	10
Washington	1	-	1	2
Total company-owned restaurants	139	21	153	313

As of December 29, 2014, Macaroni Grill had open franchise restaurants in the following jurisdictions:

Bahrain	2
Egypt	1
Germany	1
Japan	1
Mexico	1
Puerto Rico	7
Qatar	1
Saudi Arabia	1
Taiwan	1
United Arab Emirates	5
United States
Florida	1
Illinois	1
Hawaii	2
Texas	1
Total franchised restaurants	26

A summary of new restaurant openings, converted restaurant openings, restaurants permanently closed and restaurants closed for conversions during the last three fiscal years is provided in the table below.

	Fiscal Year
	2014	2013	2012
Ignite Restaurant Group
Restaurants at beginning of period	335	144	135
New restaurants opened during period	3	9	10
Restaurants acquired during period	-	186	-
Converted restaurants opened during period	1	5	1
Restaurants permanently closed during period	(23)	(6)	-
Restaurants closed for conversion during period	(3)	(3)	(2)
Restaurants at end of period	313	335	144
Joe's Crab Shack
Restaurants at beginning of period	136	129	119
New restaurants opened during period	3	8	10
Converted restaurants opened during period	-	1	1
Restaurants permanently closed during period	-	(1)	-
Restaurants closed for conversion during period	-	(1)	(1)
Restaurants at end of period	139	136	129
Brick House Tavern + Tap
Restaurants at beginning of period	20	15	16
New restaurants opened during period	-	1	-
Converted restaurants opened during period	1	4	-
Restaurants closed for conversion during period	-	-	(1)
Restaurants at end of period	21	20	15
Romano's Macaroni Grill
Restaurants at beginning of period	179	-	-
Restaurants acquired during period	-	186	-
Restaurants permanently closed during period	(23)	(5)	-
Restaurants closed for conversion during period	(3)	(2)	-
Restaurants at end of period	153	179	-

Our Restaurant Support Center is located in Houston, Texas. We occupy this facility under a lease for approximately 31,000 square feet that expires on October 31, 2015. We currently have a lease through October 2015 for a facility that had historically been the headquarters for Macaroni Grill in Dallas, Texas. We fully transitioned all of our employees from Dallas to our Restaurant Support Center by July 2013.

All of our restaurant locations are leased under individual lease agreements. Leases are noncancelable and, in general, have 10- to 15-year terms, with three- to five-year extensions. Most of our leases contain a minimum base rent, and generally have escalating base rent increases over the term of the lease. Some of our leases provide for contingent rent, which is determined as a percentage of sales in excess of specified minimum sales levels.

Item 3.  LEGAL PROCEEDINGS.

On July 20, 2012, a putative class action complaint was filed in the U.S. District Court for the Southern District of Texas against us following our announced intention to restate our financial statements for the fiscal years ended December 28, 2009, January 3, 2011 and January 2, 2012 and the related interim periods. The complaint lodged against us, certain of our directors and officers and the underwriters in the initial public offering (“IPO”) was based on allegations related to the Company’s disclosures in its registration statement and prospectus for its IPO. On July 4, 2014, we reached a confidential agreement in principle to settle all pending claims, subject to submission and approval by the court. On January 30, 2015, the court issued preliminary approval of the settlement in the amount of $1.8 million of which $1.6 million is covered by insurance. We expect final court approval of the settlement and termination of all proceedings in this matter in the second quarter of 2015.

On August 28, 2013, in the United States District Court, Western District of New York, six former tipped employees of various Joe’s Crab Shack locations filed a complaint against us and certain of our officers alleging that the employees were not paid the minimum wage required by federal law as well as the wage-hour laws of the respective states in which they worked. These former employees purport to represent a nationwide class of tipped employees on their federal claims and separate subclasses of tipped employees regarding their state law claims.  By order dated January 27, 2015, the court granted conditional certification to the class. We are vigorously contesting this matter and have answered and asserted affirmative defenses. Discovery as to all issues is now in the preliminary stages.  At this early stage, it is impossible to predict with any certainty whether the former employees will prevail or the amount of damages they might recover were they to prevail.

Item 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The shares of our common stock have traded on the NASDAQ Global Select Market under the symbol “IRG” since our IPO on May 11, 2012. The following table sets forth the quarterly high and low sales prices of our common stock as reported by NASDAQ in 2014 and 2013:

	High	Low
Fiscal Year 2014
First Quarter	$14.57	$11.36
Second Quarter	$16.29	$13.24
Third Quarter	$14.86	$5.90
Fourth Quarter	$8.31	$5.68
Fiscal Year 2013
First Quarter	$16.81	$12.09
Second Quarter	$20.50	$14.44
Third Quarter	$21.28	$14.32
Fourth Quarter	$17.50	$11.26

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

Holders

As of December 29, 2014, there were 10 holders of record of our common stock.

Price Performance Graph

The following graph compares the cumulative total shareholder return on $100.00 invested at the opening of the market on May 11, 2012, the date our common shares first traded on NASDAQ, through and including the market close on December 29, 2014, with the cumulative total return for the same time period of the same amount invested in the NASDAQ Composite Index and the Dow Jones U.S. Restaurants & Bars Index.

Item 6.  SELECTED FINANCIAL DATA.

The following table provides a summary of our historical consolidated financial and operating data for the periods and as of the dates indicated. We derived the statement of operations data presented below for the fiscal years ended December 29, 2014, December 30, 2013 and December 31, 2012 and selected balance sheet data presented below as of December 29, 2014 and December 30, 2013 from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected statement of operations data for the fiscal years ended January 2, 2012 and January 3, 2011 and the selected balance sheet data as of December 31, 2012, January 2, 2012 and January 3, 2011 have been derived from audited consolidated financial statements not included in this report.

Our fiscal year ends on the Monday nearest to December 31 of each year. Fiscal years 2014, 2013, 2012 and 2011 were 52-week years and ended on December 29, 2014, December 30, 2013, December 31, 2012 and January 2, 2012, respectively, while fiscal year 2010 was a 53-week year and ended on January 3, 2011.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements.

	Fiscal Year
	2014	2013	2012	2011	2010
	(dollars and shares in thousands, except oer share amounts)
Statements of Operations(1)(8):
Revenues	$837,185	$760,848	$465,056	$405,243	$351,327
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	253,255	227,571	145,451	127,607	103,981
Labor expenses	257,135	233,321	127,331	111,721	98,162
Occupancy expenses	77,900	65,769	33,286	30,131	27,174
Other operating expenses	175,513	160,312	81,779	72,873	64,923
General and administrative	45,288	52,465	31,725	23,556	20,719
Depreciation and amortization	33,774	27,507	18,572	16,011	13,190
Pre-opening costs	2,799	4,824	3,871	4,855	4,627
Asset impairments and closures	12,694	1,371	115	333	909
Loss on disposal of assets	481	2,601	2,296	1,295	3,242
Total costs and expenses	858,839	775,741	444,426	388,382	336,927
Income (loss) from operations	(21,654)	(14,893)	20,630	16,861	14,400
Interest expense, net	(12,521)	(5,246)	(9,366)	(9,215)	(3,831)
Gain (loss) on insurance settlements	(35)	1,161	(799)	1,126	589
Income (loss) before income taxes	(34,210)	(18,978)	10,465	8,772	11,158
Income tax expense (benefit)	19,339	(12,393)	1,751	(3,291)	1,456
Net income (loss)	$(53,549)	$(6,585)	$8,714	$12,063	$9,702

Per Share Data(1)(7):
Net income (loss) per share
Basic and diluted	$(2.09)	$(0.26)	$0.37	$0.63	$0.51
Weighted average shares outstanding
Basic	25,659	25,629	23,328	19,178	19,178
Diluted	25,659	25,629	23,329	19,178	19,178

Selected Other Data(1)(2):
Restaurants open at end of period	313	335	144	135	126
Change in comparable restaurant sales(3)	(4.0)%	(1.8)%	2.2%	6.9%	4.9%
Restaurant operating weeks	17,084	14,711	7,367	6,871	6,499
Average weekly sales(4)	$49	$52	$63	$59	$54
Average unit volumes(5)	$2,537	$2,496	$3,050	$2,970	$2,810
Adjusted net income (loss)(6)	$(6,159)	$(1,317)	$14,675	$8,592	-
Capital expenditures	$27,226	$51,364	$44,226	$39,442	$32,420

	December 29, 2014	December 30, 2013	December 31, 2012	January 2, 2012	January 3, 2011
	(in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$18,273	$972	$6,929	$3,725	$12,572
Total assets	$327,720	$347,084	$201,438	$177,835	$152,549
Long-term debt (including current portion)	$162,702	$131,982	$45,000	$117,757	$34,833
Total liabilities	$276,421	$245,477	$95,221	$162,036	$69,342
Total stockholders' equity(7)	$51,299	$101,607	$106,217	$15,799	$83,207

(1)	Activity for Macaroni Grill commenced from the acquisition date, April 9, 2013.

(2)	See the definitions of key performance indicators beginning on page 36.

(3)

Our comparable restaurant base includes restaurants open for at least 104 weeks, or approximately 24 months. Change in comparable restaurant sales represents the change in period-over-period sales for the comparable restaurant base.

(4)	Average weekly sales for Macaroni Grill in 2013 is calculated based on post-acquisition revenue and operating weeks.

(5)	Average unit volume for Macaroni Grill in 2013 includes both pre- and post-acquisition revenues from January 1, 2013, the beginning of Ignite’s fiscal year, until December 30, 2013.

(6)

Adjusted net income (loss) was not used by management in fiscal year 2010 as a non-GAAP financial measure and, therefore, is not included. A reconciliation and discussion of these non-GAAP financial measures are included under “Non-GAAP Financial Measures.” These measures should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

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

(8)

We reclassified certain items in the prior year financial statements to conform to the current year financial statement presentation. The reclassification had no effect on our previously reported financial position, results of operations or cash flows.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with “Selected Financial Data,” and the historical financial statements and related notes included in this annual report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward-Looking Statements” included in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends on the Monday nearest to December 31 of each year. Fiscal years 2014, 2013 and 2012 were all 52-week years. References to fiscal years 2014, 2013 and 2012 are references to fiscal years ended December 29, 2014, December 30, 2013 and December 31, 2012, respectively.

Overview

Ignite Restaurant Group, Inc. operates three restaurant brands in the casual dining segment, Joe’s Crab Shack (“Joe’s”), Brick House Tavern + Tap (“Brick House”) and Romano’s Macaroni Grill (“Macaroni Grill”). Each of our restaurant brands offers a variety of high-quality food in a distinctive, casual, high-energy atmosphere. Joe’s, Brick House and Macaroni Grill operate in a diverse set of markets across the United States and internationally. As of December 29, 2014, we owned and operated 139 Joe’s, 21 Brick House and 153 Macaroni Grill restaurants in 36 states, and franchised 26 Macaroni Grill restaurants within the United States and foreign countries.

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

Comparable restaurant sales for Joe’s declined in 2014 by 4.9%. In the last three years, development of Joe’s restaurants was concentrated in the Northeast, which initially yielded impressive results, but in 2014 these restaurants experienced declining sales as a result of initially high “honeymoon” sales and some self-cannibalization from new Joe’s locations in proximate markets. In addition, Joe’s operating results have also been negatively impacted by food cost inflation in 2014. Unusually high shrimp and shellfish costs were the primary drivers of this increase. The impact of these items contributed to a $24.2 million, or 53.0%, decrease in income from operations compared to the prior year.

Brick House has grown to 21 restaurants operating in 10 states, but remains a relatively small part of our business when compared to our company-wide operations. Our local store marketing initiatives for Brick House have produced comparable restaurant sales increase for the last three consecutive fiscal years. For fiscal year 2014, revenues from our Brick House brand grew to 8.4% of our total revenues from 6.8% in fiscal year 2013, with a comparable restaurant sales increase of 7.9%.

For fiscal year 2014, the comparable restaurant sales of Macaroni Grill declined by 4.5% compared to a 6.5% decline in fiscal year 2013. Macaroni Grill’s restaurant-level profit increased to a positive 2.6% in fiscal year 2014 from a negative 2.9% in fiscal year 2013 primarily due to enhanced hourly labor management, lower marketing expenses, reduced discounting, and the closure of underperforming restaurants. During fiscal year 2014, we closed 26 Macaroni Grill restaurants, including three which were converted or will be converted to Brick House restaurants. Included in the 26 closed locations in 2014 were four units that were sold for an aggregate net proceeds of $2.3 million and four units that were held for sale. Three of the units that were held for sale were sold in 2015 for net proceeds of $1.3 million. We continue to optimize our real estate portfolio by converting, selling or closing underperforming restaurants. Towards the end of fiscal year 2014, we launched Romano’s Kitchen Counter (or “RKC”), a new service model and a value proposition to the lunch crowd. We expect RKC to increase Macaroni Grill’s market share in the lunch daypart.

In fiscal year 2014, we opened three new Joe’s restaurants and one Brick House, which was a conversion from a Macaroni Grill.

Outlook

Our near term business strategy focuses on three primary elements: resolving the Macaroni Grill brand, increasing comparable restaurant sales at Joe’s, and continuing the growth of our Brick House brand through same-store sales growth and new unit development.

The Macaroni Grill business generated a loss from operations of $16.9 million during fiscal year 2014, including the impact of non-cash impairment charges of $7.0 million, which is an improvement from the $19.9 million loss from operations during fiscal year 2013. This improvement is attributable to enhanced hourly labor management, lower marketing expenses, reduced discounting, and the closure of underperforming restaurants. We have implemented a number of operations and marketing strategies since our acquisition of Macaroni Grill, including an 18% reduction in the number of restaurants and the roll out of Romano’s Kitchen Counter. While these initiatives have improved results, Macaroni Grill is still a negative contributor to our overall results. We will continue to pursue initiatives to improve the results of Macaroni Grill but will also evaluate various strategic alternatives for this brand, including continued real estate portfolio reduction and sale of the entire business.

We have also experienced a decline in the operating performance at Joe’s. During fiscal year 2014, the comparable restaurant sales of Joe’s declined by 4.9% which contributed to a $22.4 million decrease in income from operations from the prior year, excluding the $1.8 million non-cash impairment charge in the current year. The decline in comparable restaurant sales is partially due to concentrated development over the past three years in the Northeast region that is currently experiencing declining sales and some level of self-cannibalization from new Joe’s locations in proximate markets. The nine stores opened in the Northeast during 2011 and 2012 accounted for 41% of the current year comparable sales decline but only represent seven percent of the comparable store base. In addition, Joe’s operating results have also been negatively impacted by food cost inflation during the current year. Unusually high shrimp and shellfish costs were the primary drivers of the increase. We have launched several initiatives including various new menu items along with an updated local and national marketing plan in order to improve sales and margins. In addition, early indications for fiscal 2015 are that shellfish and shrimp pricing will be favorable to 2014 pricing. However, there can be no assurance that pricing on shrimp and shellfish will be more favorable in 2015 or that these initiatives, or other changes we implement will increase guest traffic or improve the performance at our Joe’s restaurants.

Additional declines in the operating performance at Joe’s or Macaroni Grill could cause us to close or sell more underperforming restaurants which may require us to recognize additional asset impairment or closure-related expenses and increase our valuation allowance during 2015 against some or all of our deferred tax assets.

We target opening as many as four new restaurants in fiscal year 2015, including as many as three conversions.

Recent Developments

Sale of Macaroni Grill

On March 7, 2015, we entered into a definitive agreement to sell Macaroni Grill (see Note 16). Under terms of the agreement, we will receive approximately $8.0 million in cash, prior to any adjustments for transaction related costs. The transaction is expected to close by April 10, 2015. We expect to record a material non-cash loss in the first half of 2015 for the amount by which the net assets of Macaroni Grill exceed the sales price on the closing date of the sale.

Asset Impairment

In the fourth quarter of 2014, we recorded a $6.3 million goodwill impairment related to Macaroni Grill. Since our acquisition of Macaroni Grill in April 2013, we have implemented several initiatives to revive the brand and bring it back to profitability. While these initiatives have improved results, Macaroni Grill is still a negative contributor to our overall results. We have continued to pursue initiatives to improve the results of Macaroni Grill. During the fourth quarter of 2014, we began to evaluate various strategic alternatives for this brand, including continued real estate portfolio reduction and sale of the entire business. In consideration of these various strategic alternatives, management determined that the carrying value of goodwill should be impaired. We also evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Based on our periodic assessment, during the third quarter of 2014, we recorded a $1.8 million impairment of long-lived assets related to Joe’s, and during the fourth quarter of 2014, we recorded an aggregate $0.7 million impairment of long-lived and other intangible assets related to Macaroni Grill.

Valuation Allowance

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of our credit carryforwards which begin to expire in 2031. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the continued operating losses generated by Macaroni Grill and the asset impairments recorded during 2014, we are in a three-year cumulative loss position. According to ASC Topic No. 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Therefore, during the fourth quarter of 2014, we recorded a valuation allowance of $36.0 million against primarily all our deferred tax assets. We excluded the deferred tax liabilities related to certain indefinite lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as a reduction to our income tax benefit in our consolidated statement of operations. If we complete the sale of Macaroni Grill and are then able to generate sufficient taxable income in the future such that it becomes more likely than not that we will be able to fully utilize the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease if the valuation allowance is reversed.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are comparable restaurant sales growth, average weekly sales, restaurant operating weeks, average check, average unit volume and number of restaurant openings.

Comparable Restaurant Sales Growth

Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for at least 104 weeks, or approximately 24 months. As of December 29, 2014, December 30, 2013 and December 31, 2012, there were 295, 309 and 123 restaurants, respectively, in our comparable restaurant base. Comparable restaurant sales growth can be generated by an increase in guest counts and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing restaurants as the impact of new restaurant openings is excluded.

Average Weekly Sales

Average weekly sales is a key measure of individual restaurant economic performance of new and existing restaurants. Average weekly sales reflects total sales of all restaurants divided by restaurant operating weeks (see below). This measure is subject to seasonality for periods less than one year.

Restaurant Operating Weeks

Restaurant operating weeks is the aggregate number of weeks that our restaurants are in operation over a specific period of time.

Average Check

Average check is calculated for Joe’s and Macaroni Grill by dividing net sales by guest counts for a given time period. Management uses this indicator to analyze the dollars spent in our Joe’s and Macaroni Grill restaurants per guest. This measure aids management in identifying trends in guest preferences, as well as the effectiveness of menu price increases and other menu changes.

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

Results of Operations

The following table presents the consolidated statement of operations for the past three fiscal years expressed as a percentage of revenues.

	Fiscal Year
	2014	2013	2012
Revenues	100.0%	100.0%	100.0%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	30.3	29.9	31.3
Labor expenses	30.7	30.7	27.4
Occupancy expenses	9.3	8.6	7.2
Other operating expenses	21.0	21.1	17.6
General and administrative	5.4	6.9	6.8
Depreciation and amortization	4.0	3.6	4.0
Pre-opening costs	0.3	0.6	0.8
Asset impairments and closures	1.5	0.2	0.0
Loss on disposal of assets	0.1	0.3	0.5
Total costs and expenses	102.6	102.0	95.6
Income (loss) from operations	(2.6)	(2.0)	4.4
Interest expense, net	(1.5)	(0.7)	(2.0)
Gain (loss) on insurance settlements	(0.0)	0.2	(0.2)
Income (loss) before income taxes	(4.1)	(2.5)	2.3
Income tax expense (benefit)	2.3	(1.6)	0.4
Net income (loss)	(6.4)%	(0.9)%	1.9%

__________________________

*	The percentages reflected are subject to rounding adjustments. They may not foot due to rounding.

The following table sets forth additional operating information for the periods indicated that we use in assessing our performance:

	Fiscal Year
	2014	2013	2012
	(dollars in thousands)
Selected Other Data(1)(2):
Number of restaurants open (end of period):
Joe's Crab Shack	139	136	129
Brick House Tavern + Tap	21	20	15
Romano's Macaroni Grill	153	179	-
Total restaurants	313	335	144

Restaurant operating weeks
Joe's Crab Shack	7,107	6,912	6,543
Brick House Tavern + Tap	1,062	842	824
Romano's Macaroni Grill	8,915	6,957	-

Average weekly sales(3)
Joe's Crab Shack	$61	$65	$64
Brick House Tavern + Tap	$66	$61	$56
Romano's Macaroni Grill	$37	$37	-

Average unit volumes(4)
Joe's Crab Shack	$3,124	$3,185	$3,037
Brick House Tavern + Tap	$3,396	$3,149	$3,168
Romano's Macaroni Grill	$1,966	$1,999	-

Change in comparable restaurant sales
Joe's Crab Shack	(4.9)%	1.0%	2.1%
Brick House Tavern + Tap	7.9%	5.3%	3.6%
Romano's Macaroni Grill	(4.5)%	(6.5)%	-

Income (loss) from operations
Joe's Crab Shack	$21,458	$45,635	$45,272
Brick House Tavern + Tap	$3,828	$1,197	$1,391
Romano's Macaroni Grill	$(16,917)	$(19,901)	-
Corporate	$(30,023)	$(41,824)	$(26,033)
Total	$(21,654)	$(14,893)	$20,630

Adjusted net income (loss)(5)	$(6,159)	$(1,317)	$14,675

__________________________

(1)	Activity for Macaroni Grill commenced from acquisition date, April 9, 2013.

(2)	See the definitions of key performance indicators beginning on page 36.

(3)	Average weekly sales for Macaroni Grill in 2013 is calculated based on post-acquisition revenue and operating weeks.

(4)	Average unit volume for Macaroni Grill in 2013 includes both pre- and post-acquisition revenue from January 1, 2013, the beginning of Ignite’s fiscal year, until December 30, 2013.

(5)

A reconciliation and discussion of these non-GAAP financial measures are included under “Non-GAAP Financial Measures.” These measures should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

Fiscal Year 2014 (52 Weeks) Compared to Fiscal Year 2013 (52 Weeks)

Revenues

Revenues were $837.2 million for fiscal year 2014, an increase of $76.3 million, or 10.0%, compared to revenues of $760.8 million for fiscal year 2013. The increase is primarily due to the acquisition of Macaroni Grill on April 9, 2013, offset by a 4.0% comparable restaurant sales decrease and the lower restaurant count from the prior year.

Revenues at Joe’s decreased 3.3% to $433.0 million in fiscal year 2014 compared to $447.8 million in fiscal year 2013. The decrease is primarily caused by a 4.9% decrease in comparable restaurant sales partially offset by sales from new restaurant openings. The comparable restaurant sales decrease is comprised of 6.4% decrease in guest count, offset by a 0.7% increase in pricing and a 0.8% increase in mix. Joe’s average weekly sales decreased to $61 thousand from $65 thousand in the prior year. Restaurant operating weeks increased to 7,107 in 2014 from 6,912 in 2013 due to new restaurant openings. We believe the decline in comparable restaurant sales is due partly to our concentrated development in the Northeast region during the past three years that is currently experiencing declining sales as a result of initially high “honeymoon” sales and some self-cannibalization from new Joe’s locations in proximate markets. The nine stores opened in the Northeast during 2011 and 2012 accounted for 41% of the current year comparable sales decline but only represent seven percent of the comparable store base. Comparable restaurant sales for all other geographic regions ranged from (0.4%) to (4.9%).

Brick House revenues increased 37.3% to $70.5 million in fiscal year 2014 versus $51.4 million in fiscal year 2013. The increase was the result of a 7.9% increase in comparable restaurant sales and new restaurant openings. The comparable restaurant sales increase is comprised of a 1.2% increase in pricing and 6.7% increase in combined guest count and mix benefits. Brick House’s average weekly sales increased to $66 thousand from $61 thousand in the prior year. Restaurant operating weeks increased to 1,062 in 2014 from 842 in 2013 due to new restaurant openings.

Revenues at Macaroni Grill increased 27.5% to $333.7 million in fiscal year 2014 from $261.7 million in fiscal year 2013. Macaroni Grill revenues included $3.2 million and $2.3 million in royalty income in 2014 and 2013, respectively. The increase was primarily due to the 14-week pre-acquisition period in 2013, partially offset by a 4.5% decrease in comparable restaurant sales and the lower restaurant count from the prior year. The 4.5% comparable restaurant sales decrease is comprised of 7.7% decrease in guest count, offset partially by a 2.8% increase in pricing due to reduced discounting, and a 0.4% increase in mix.

Costs of Sales

Cost of sales increased by $25.7 million, or 11.3%, to $253.3 million in 2014 versus $227.6 million in 2013 mainly due to the increase in sales volume. As a percent of revenue, cost of sales increased to 30.3% from 29.9% primarily due to food cost inflation at the Joe’s brand, partially offset by improved costs at Macaroni Grill. Unusually high shrimp and shellfish costs were the primary drivers of the increase.

Labor Expenses

Labor expenses increased by $23.8 million, or 10.2%, to $257.1 million in 2014 versus $233.3 million in 2013. The increase is mainly due to the increase in sales volume. As a percent of revenue, labor expenses were 30.7% in fiscal year 2014 versus 30.7% in fiscal year 2013.

Occupancy Expenses

Occupancy expenses increased by $12.1 million, or 18.4%, to $77.9 million in 2014 compared to $65.8 million in 2013. The increase is primarily caused by the increased operating weeks. As a percentage of revenue, occupancy expenses increased to 9.3% from 8.6% primarily due to deleveraging of fixed rent expense from the decrease in comparable restaurant sales.

Other Operating Expenses

Other operating expenses increased by $15.2 million, or 9.5%, to $175.5 million in 2014 versus $160.3 million in 2013. This is mainly due to the increase in operating weeks. As a percent of revenue, other operating expenses were 21.0% and 21.1% for 2014 and 2013, respectively.

General and Administrative

General and administrative expenses decreased by $7.2 million, or 13.7%, to $45.3 million in 2014 compared to $52.5 million in 2013. The current year balance included transaction expenses of $0.5 million, while the prior year balance included acquisition-related and proposed secondary offering expenses of $6.8 million. As a percent of revenue, excluding the items mentioned above, general and administrative expenses decreased to 5.3% in fiscal year 2014 from 6.0% in fiscal year 2013 due to continued management of our corporate infrastructure costs.

Depreciation and Amortization

Depreciation and amortization expense increased by $6.3 million, or 22.8%, to $33.8 million in 2014 versus $27.5 million in 2013. This increase is primarily due to a higher depreciable base from the addition of the Macaroni Grill restaurants, newly opened restaurants, and accelerated depreciation on closed restaurants. As a percentage of revenue, depreciation and amortization increased to 4.0% in fiscal year 2014 from 3.6% in fiscal year 2013 due to deleveraging from negative same-store sales.

Pre-Opening Costs

Pre-opening costs decreased by $2.0 million, or 42.0%, to $2.8 million in 2014 from $4.8 million in 2013. This decrease is mainly due to the timing of scheduled restaurant openings. We opened 4 new restaurants, including 1 conversion, in 2014 and 14 new restaurants, including 5 conversions, in 2013. We also incurred pre-opening costs in both years for restaurants opened in the subsequent fiscal year.

Asset Impairments and Closures

Asset impairments and closures increased to $12.7 million for fiscal year 2014 from $1.4 million for fiscal year 2013. The $11.3 million increase is mainly due to the impact of 26 restaurants closed in fiscal year 2014 versus 9 restaurants closed in fiscal year 2013, and current year impairment charges of $8.7 million versus the prior year impairment charge of $0.7 million.

We periodically evaluate possible impairment of goodwill and our other intangible assets, as well as other fixed assets at the individual restaurant-level, and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. We also periodically evaluate the criteria we use as an indication of asset impairment. As a result of our annual impairment testing, we recorded aggregate impairment charges of $8.7 million in fiscal year 2014 related to Macaroni Grill’s goodwill ($6.3 million), and Joe’s ($1.8 million) and Macaroni Grill’s ($0.7 million) long-lived and intangible assets, and $0.7 million in fiscal year 2013 related to Macaroni Grill’s trademarks. If we are unable to improve the performance of our restaurants or if we experience deteriorating results at some of our restaurants, we could recognize additional impairment charges. The closure-related expenses for fiscal year 2014 were primarily comprised of future minimum lease obligations and accelerated amortization of favorable/unfavorable lease interests, net of any related estimated sublease income.

Loss on Disposal of Assets

Loss on disposal of assets decreased by $2.1 million, or 81.5%, to $0.5 million for fiscal year 2014 from $2.6 million for fiscal year 2013. The loss in fiscal year 2014 included the impact of writing off $1.7 million in book value of replaced restaurant equipment and facilities improvements, $0.9 million in asset retirement losses for closed, converted and remodeled restaurants, partially offset by a $2.2 million net gain on restaurants sold. The loss in fiscal year 2013 was primarily due to $1.0 million in asset retirement losses for closed, converted and remodeled restaurants, and $1.6 million write-off in book value of replaced restaurant equipment and facilities improvements.

Income (Loss) from Operations

As a result of the foregoing, consolidated loss from operations increased by $6.8 million, or 45.4%, to $21.7 million in fiscal year 2014 from $14.9 million in fiscal year 2013.

Joe’s income from operations decreased by $24.2 million, or 53.0%, to $21.5 million in fiscal year 2014 from $45.6 million in fiscal year 2013. As a percent of revenue, excluding the impact of non-cash impairment charges, income from operations for Joe’s decreased to 5.4% in the current year from 10.2% in the prior year. This decrease is primarily attributable to lower comparable restaurant sales, food cost inflation and deleveraging of fixed costs against lower sales volume.

Income from operations for Brick House increased by $2.6 million, or 219.8%, to $3.8 million in fiscal year 2014 from $1.2 million in fiscal year 2013. As a percent of revenue, Brick House’s income from operations increased to 5.4% in the current year from 2.3% in the prior year. This margin improvement is primarily due to the increase in comparable restaurant sales and the higher operating weeks resulting from the increased restaurant count.

Loss from operations for Macaroni Grill decreased by $3.0 million, or 15.0%, to $16.9 million in fiscal year 2014 from $19.9 million in fiscal year 2013. As a percent of revenue, excluding the impact of non-cash impairment charges, Macaroni Grill’s loss from operations improved to negative 3.0% in fiscal year 2014 from negative 7.3% in fiscal year 2013. This improvement is attributable to enhanced hourly labor management, lower marketing expenses and reduced discounting.

Interest Expense, Net

Interest expense, net increased by $7.3 million, or 138.7%, to $12.5 million in 2014 from $5.2 million in 2013, primarily due to the higher average debt balances and interest rates as well as an increase in write-offs of debt issuance costs related to refinancing and debt repayment transactions. The fiscal 2014 balance includes $2.2 million in debt issuance costs write-off compared to $0.5 million in 2013.

Gain (Loss) on Insurance Settlements

The loss on insurance settlements during fiscal year 2014 primarily represents net asset write-offs, business interruption losses and clean-up costs from one Macaroni Grill unit razed by fire. The gain on insurance settlements during fiscal year 2013 represents insurance recovery on losses recognized in 2012 caused by Hurricane Sandy.

Income Tax Expense (Benefit)

The income tax expense increased by $31.7 million, or 256.0%, to a $19.3 million expense in fiscal year 2014 from a $12.4 million benefit in fiscal year 2013 mainly due to the impact of the $36.0 million valuation allowance in the current year, offset partially by a higher loss before income taxes in the current year. Excluding the impact of the valuation allowance, the effective income tax rate decreased to 48.6% in fiscal year 2014 from 65.3% in fiscal year 2013 primarily due to the impact of the tax credit carryforwards.

Fiscal Year 2013 (52 Weeks) Compared to Fiscal Year 2012 (52 Weeks)

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

Revenues at Joe’s increased 6.9% to $447.8 million in fiscal year 2013 compared to $418.9 million in fiscal year 2012. The increase is related to net new stores in addition to a 1.0% increase in comparable restaurant sales. The comparable restaurant sales increase is comprised of 1.0% increase in pricing and 0.8% increase in mix, offset by a 0.8% decrease in guest count. Joe’s average weekly sales increased to $65 thousand from $64 thousand in the prior year. Restaurant operating weeks increased to 6,912 in 2013 from 6,543 in 2012 due to nine new store openings offset by two closed restaurants.

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

Cost of Sales

Cost of sales increased by $82.1 million, or 56.5%, to $227.6 million in fiscal year 2013 from $145.5 million in fiscal year 2012. As a percent of revenue, cost of sales decreased to 29.9% from 31.3% primarily due to the inclusion of the Macaroni Grill business which tends to have slightly lower food costs as a percent of revenue than Joe’s. In addition, we experienced favorable seafood pricing and a continued mix move to more favorable margin items offset partially by discounts and promotions at Macaroni Grill.

Labor Expenses

Labor expenses increased by $106.0 million, or 83.2%, to $233.3 million in fiscal year 2013 from $127.3 million in fiscal year 2012. As a percent of revenue, labor expenses increased to 30.7% from 27.4% due to higher labor costs as a percent of revenue at Macaroni Grill as a result of their lower sales volume.

Occupancy Expenses

Occupancy expenses increased by $32.5 million, or 97.6%, to $65.8 million during the current year from $33.3 million during the prior year. As a percent of revenue, occupancy expenses increased to 8.6% from 7.2% primarily due to deleveraging from the lower sales volumes at Macaroni Grill.

Other Operating Expenses

Other operating expenses increased by $78.5 million, or 96.0%, to $160.3 million in fiscal year 2013 from $81.8 million in fiscal year 2012. As a percent of revenue, other operating expenses increased to 21.1% from 17.6% primarily due to deleveraging of fixed costs against lower Macaroni Grill unit sales volume.

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

Loss on Disposal of Assets

Loss on disposal of assets increased by $0.3 million to $2.6 million for fiscal year 2013 from $2.3 million for fiscal year 2012. The loss in fiscal year 2013 was primarily due to $1.0 million in asset retirement losses for closed, converted and remodeled restaurants, and $1.6 million in replacement of restaurant equipment and facilities improvements. The loss in fiscal year 2012 was primarily due to a $1.0 million write-off of property and equipment for one Joe’s restaurant location that was closed in a prior year, $0.6 million in asset retirement losses for converted and remodeled restaurants, and $0.7 million in replacement of restaurant equipment and facilities improvements.

Income (Loss) from Operations

As a result of the foregoing, consolidated income from operations decreased by $35.5 million to a $14.9 million loss in fiscal year 2013 from a $20.6 million income in fiscal year 2012.

Joe’s income from operations increased by $0.4 million, or 0.8%, to $45.6 million in fiscal year 2013 from $45.3 million in fiscal year 2012. As a percent of revenue, income from operations for Joe’s decreased to 10.2% in the current year from 10.8% in the prior year. This decrease is primarily attributable to deleveraging from national marketing and depreciation expenses, partially offset by favorable seafood pricing.

Income from operations for Brick House decreased by $194 thousand, or 13.9%, to $1.2 million in fiscal year 2013 from $1.4 million in fiscal year 2012. As a percent of revenue, Brick House income from operations decreased to 2.3% in fiscal year 2013 from 3.0% in fiscal year 2012. This decrease is primarily attributable to increase in pre-opening costs from new restaurants opened in 2013, partially offset by favorable leverage on fixed costs due to higher sales volume.

Macaroni Grill’s loss from operations for the 38-week post-acquisition period in fiscal year 2013 was $19.9 million.

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

Income Tax Expense (Benefit)

Income tax expense decreased by $14.1 million in fiscal year 2013 to a $12.4 million income tax benefit from a $1.8 million income tax expense in fiscal year 2012 mainly due to a loss before income taxes in fiscal year 2013 versus income before income taxes in fiscal year 2012 and an increase in tax credit carryforwards. The effective income tax rate increased to 65.3% in fiscal year 2013 from 16.7% in fiscal year 2012 primarily due to the impact of the tax credit carryforwards added to the tax benefit on the loss before income taxes in 2013.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents, and our senior secured credit facility. In August 2014, we entered into a new senior secured credit facility, which provided us with net proceeds of $41.8 million after repayment of the previous credit facility and payment of debt issuance costs. Our primary requirements for liquidity and capital are new restaurant development, working capital and general corporate needs. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate, and will continue to operate, with negative working capital. Our requirement for working capital is not significant since our restaurant guests pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items. Our restaurants do not require significant inventories or receivables.

Macaroni Grill generated a lower loss from operations of $16.9 million for the current year, including the impact of non-cash impairment charges amounting to $7.0 million, compared to a $19.9 million loss from operations in the prior year, which contributed to a higher net cash provided by operating activities. However, we experienced a decline in sales and income from operations at Joe’s. We have launched several new initiatives at Joe’s and continue to implement plans to restore the profitability of Macaroni Grill. Although we are experiencing signs of recovery and expect less food cost pressure in 2015, there can be no assurance that the actual full year results will not differ materially from our plans. If we continue experiencing negative cash flows from Macaroni Grill or decreased cash flows from Joe’s, we may be unable to remain in compliance with our financial covenants. However, we can manage and supplement our liquidity position by closing or selling underperforming restaurants, postponing restaurant development, cutting discretionary capital expenditure spending, and divesting non-core assets. We may also decide to raise additional funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance, however, that any of these financing options would be available on favorable terms, if at all.

We believe that our current sources of liquidity and capital will be sufficient to finance our continued operations and expansion plans for at least the next twelve months.

The following table shows summary cash flows information for fiscal years 2014, 2013 and 2012 (in thousands):

	Fiscal Year
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$16,960	$16,919	$40,632
Investing activities	(25,294)	(107,135)	(44,012)
Financing activities	25,635	84,259	6,584
Net increase (decrease) in cash and cash equivalents	$17,301	$(5,957)	$3,204

Operating Activities

Net cash provided by operating activities increased to $17.0 million for fiscal year 2014 from $16.9 million for fiscal year 2013. The increase was primarily due to the improvement in operating profit at Macaroni Grill and Brick House, lower general and administrative expenses, and changes in working capital including the timing of rent payments and collection of accounts receivable. These increases were offset by a decrease in operating profit at Joe’s and higher interest payments.

Net cash provided by operating activities decreased to $16.9 million for fiscal year 2013 from $40.6 million for fiscal year 2012. The $23.7 million decrease was primarily due to the decrease in restaurant-level profit, expenses related to the Macaroni Grill acquisition, and higher general and administrative expenses due to the addition of Macaroni Grill’s operations, offset partially by lower cash paid for interest and income taxes, and payment of restatement and IPO-related expenses in fiscal year 2012.

Investing Activities

Net cash used in investing activities was $25.3 million, $107.1 million and $44.0 million in 2014, 2013 and 2012, respectively. The net cash used was primarily attributable to capital expenditures for fiscal years 2014, 2013 and 2012 of $27.2 million, $51.4 million and $44.2 million, respectively, and the acquisition of Macaroni Grill in 2013. Variances in capital expenditures are primarily due to the number and timing of new or converted locations under construction. We also received $1.8 million of proceeds from disposal of assets in 2014 primarily related to closure and sale of Macaroni Grill restaurants.

We estimate that total capital expenditures for fiscal year 2015 will be approximately $20 million to $25 million, with as many as four new restaurants, including as many as three conversions planned.

Financing Activities

Net cash provided by financing activities was $25.6 million for fiscal year 2014, $84.3 million for fiscal year 2013, and $6.6 million for fiscal year 2012. The 2014 balance reflects net borrowings of $25.8 million on our credit facility in fiscal year 2014, representing $41.8 million in net proceeds from our August 2014 refinancing, before accrued interest and fees and net of $4.8 million debt issuance cost payment, and $16.4 million in net repayments from our previous senior secured credit facility. The 2013 balance reflects a net $87.0 million of borrowing on our previous credit facility, which includes the financing for the Macaroni Grill acquisition. The 2012 balance reflects a net $72.8 million of payment on our credit facility and the $81.1 million proceeds from our IPO.

We completed our IPO on May 16, 2012 in which we received $81.1 million in net proceeds, after deducting direct offering costs of $9.0 million. We also prepaid $42.5 million of the term loan then outstanding from the net proceeds of our IPO. We paid $0.3 million in debt issuance costs related to the amendment of our debt facility and another $1.4 million in debt issuance costs related to the October 2012 Revolving Credit Facility (see below). With the October 2012 Revolving Credit Facility, we paid down the remaining $74.5 million balance of the term loan after the IPO with a revolving credit borrowing of $45.0 million from the October 2012 Revolving Credit Facility and $29.5 million of cash on hand. Prior to the IPO, we had also made a scheduled payment on the term loan amounting to $0.8 million in the first quarter of 2012.

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

On October 29, 2012, we entered into a $100.0 million five-year senior secured revolving credit facility (the “October 2012 Revolving Credit Facility”), which included a letter of credit sub-facility of up to $10.0 million and a swing line sub-facility of up to $15.0 million, with a syndicate of commercial banks and other financial institutions. We used borrowings of $45.0 million under the facility along with cash on hand of $29.5 million to repay our term loan. We wrote off $2.2 million of debt issuance costs associated with the repayment of the term loan and the terminated revolving credit availability of the prior senior secured credit agreement, which is included in interest expense. We also paid $1.4 million in debt issuance costs related to the October 2012 Revolving Credit Facility, which were capitalized and recorded as deferred charges. These costs along with $0.2 million of unamortized debt issuance costs related to the prior senior secured credit agreement were being amortized over the term of the October 2012 Revolving Credit Facility.

The interest rate for borrowings under the October 2012 Revolving Credit Facility was equal to, at our option, either (a) LIBOR plus a margin of 2.00%, or (b) the Base Rate (as defined in the agreement) plus a margin of 1.00%. Thereafter, the applicable margins were subject to adjustment based on our leverage ratio as determined on a quarterly basis. In addition, we were required to pay a commitment fee on the unused portion of the October 2012 Revolving Credit Facility. The commitment fee rate was 0.30% per annum, and was subject to adjustment thereafter on a quarterly basis based on our leverage ratio.

To finance the acquisition of Macaroni Grill, in 2013, we amended our October 2012 Revolving Credit Facility (“2013 Revolving Credit Facility”), of which $10.0 million was drawn at closing, and added a $50.0 million term loan facility (the “2013 Term Loan” and together with the 2013 Revolving Credit Facility, the “2013 Credit Facility”). The initial interest rate for borrowings under the 2013 Credit Facility was at LIBOR plus a margin of 3.5%, or the base rate (as defined in the agreement) plus a margin of 2.5%, as we elected. Thereafter, the applicable margins were subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.25% to 4.25% on LIBOR-based loans, and from 0.25% to 3.25% on base rate-based loans. In addition, we were required to pay a commitment fee on the unused portion of the 2013 Revolving Credit Facility. The commitment fee rate was 0.50% per annum, and was subject to adjustment thereafter on a quarterly basis based on our leverage ratio.

We wrote off $0.5 million of debt issuance costs in connection with our amendment to our Revolving Credit Facility in April 2013, which was included in interest expense. Additionally, the remaining $1.5 million of unamortized debt issuance costs relating to our Revolving Credit Facility were included as a component of other assets and were being amortized over the term of the amended facility.

On October 25, 2013, we entered into a First Amendment (the “2013 Amendment”) to our 2013 Credit Facility. The initial interest rate for borrowings under the amendment were at LIBOR plus a margin of 4.5% or the base rate (as defined in the agreement) plus a margin of 3.5%, as we may elect. Thereafter, the applicable margins were subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.75% to 4.5% on LIBOR-based loans, and from 0.75% to 3.5% on base rated-based loans. In connection with the 2013 Amendment, we prepaid $2.0 million of the 2013 Term Loan with a borrowing under the Revolving Credit Facility.

On August 13, 2014, we entered into a new senior secured credit facility (“2014 Credit Agreement”), which consists of a $30.0 million revolving credit facility (“2014 Revolving Credit Facility”) and a $165.0 million term loan (“2014 Term Loan”), which both mature on February 13, 2019. The 2014 Term Loan was issued at 98.5% of par. The principal amount of the 2014 Term Loan is payable in consecutive quarterly installments of $412,500, commencing on December 31, 2014, with the balance payable in full at maturity. At closing, we repaid the balance of our previous amended 2013 Credit Facility using the proceeds from the 2014 Term Loan.

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan was 8.0% as of December 29, 2014. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

The 2014 Credit Agreement is guaranteed by each of our subsidiaries and secured by substantially all of our present and future assets and a lien on the capital stock or other equity interests of our direct and indirect subsidiaries. The 2014 Credit Agreement contains covenants which, among other things, limit our ability to incur additional indebtedness, create liens on our assets, make certain investments or loans, merge or otherwise dispose of assets other than in the ordinary course of business, make acquisitions, and pay dividends or make other restricted payments. The 2014 Credit Agreement also contains customary covenants regarding, among other matters, the maintenance of insurance, the preservation and maintenance of our corporate existence, material compliance with laws, and the payment of taxes and other material obligations.

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of December 29, 2014 and expect to remain in compliance through 2015.

We wrote off $2.2 million of debt issuance costs related to the 2013 Credit Facility, and at closing paid $4.8 million in additional debt issuance costs. The debt issuance costs paid at closing and the remaining unamortized debt issuance costs from the 2013 Credit Facility are recorded in other assets and will be amortized over the term of the 2014 Credit Agreement. The debt discount is included as a reduction to the carrying value of the debt obligations and will be amortized over the term of the 2014 Term Loan using the effective interest rate method.

As of December 29, 2014, we had outstanding letters of credit of approximately $6.3 million supported by the 2014 Revolving Credit Facility and had available borrowing capacity of approximately $23.7 million.

Off-Balance Sheet Arrangements

Except for restaurant operating leases, we have no material off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual obligations and commercial commitments as of December 29, 2014 (in thousands):

	Payments Due by Period in Years
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$165,000	$1,650	$3,713	$159,637	$-
Operating leases	494,159	55,977	101,712	83,882	252,588
Interest payments(a)	54,214	13,276	26,390	14,548	-
Uncertain tax positions(b)	-	-	-	-	-
Total	$713,373	$70,903	$131,815	$258,067	$252,588

__________________________

(a)	We estimate future interest payments using interest rates and applicable margin for our term loan at December 29, 2014.

(b)

We have $0.8 million of uncertain tax positions, including interest and penalties, recorded in other long-term liabilities or as a reduction to net operating loss carryforwards. It is not reasonably possible to predict at this time when (or if) any of these assessments will be settled.

Impact of Inflation

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and beverages, labor, energy and other services. Substantial increases in costs and expenses, including the cost of crab and other shellfish, could impact our operating results to the extent such increases cannot be passed along to our guests. We have been able to substantially offset restaurant and operating cost increases resulting from inflation by altering our menu items, increasing menu prices, making productivity improvements or other adjustments. However, certain areas of costs, notably labor and utilities, can be significantly volatile or subject to significant changes due to changes in laws or regulations, such as the minimum wage laws. There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

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

Adjusted Net Income (Loss)

We calculate adjusted net income (loss) by eliminating from net income (loss) the impact of items we do not consider indicative of our ongoing operations. Specifically, we believe that this non-GAAP measure provides greater comparability and enhanced visibility into our results of operations, excluding the impact of special charges and certain other expenses. Adjusted net income (loss) represents net income (loss) less items such as (a) transaction costs including those related to our acquisition of Macaroni Grill and our IPO, (b) costs related to the preparation and filing of a registration statement for a proposed secondary offering of our common stock, (c) costs related to conversions, remodels and closures, (d) write-off of debt issuance costs, (e) restatement expenses, (f) asset impairments, (g) loss (gain) on insurance settlements, (h) certain other expenses, (i) the income tax effect of the above described adjustments, and (j) the valuation allowance. We believe this measure provides additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of these adjusted measure should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to these adjustments.

A reconciliation of net income (loss) to adjusted net income (loss) is as follows:

	Fiscal Year
	2014	2013	2012
	(in thousands)
Net income (loss)	$(53,549)	$(6,585)	$8,714
Adjustments:
Transaction costs	510	6,035	1,864
Proposed secondary offering expenses	-	759	-
Costs related to conversions, remodels and closures	3,935	1,000	1,549
Write-off of debt issuance costs	2,241	507	3,281
Restatement expenses	-	-	1,873
Asset impairments	8,734	682	-
Loss (gain) on insurance settlements	35	(1,161)	799
Other expenses	-	327	448
Income tax effect of adjustments above	(4,018)	(2,881)	(3,853)
Valuation allowance	35,953	-	-
Adjusted net income (loss)	$(6,159)	$(1,317)	$14,675

Weighted average shares outstanding
Basic	25,659	25,629	23,328
Diluted	25,659	25,629	23,329
Net income (loss) per share
Basic and diluted	$(2.09)	$(0.26)	$0.37
Adjusted net income (loss) per share
Basic and diluted	$(0.24)	$(0.05)	$0.63

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

	Fiscal Year
	2014	2013	2012
	(in thousands, except percentages)
Revenues	$837,185	$760,848	$465,056
Less: Other revenues	3,410	2,484	340
Restaurant sales(A)	$833,775	$758,364	$464,716
Restaurant operating costs and expenses
Cost of sales	253,255	227,571	145,451
Labor expenses	257,135	233,321	127,331
Occupancy expenses	77,900	65,769	33,286
Other operating expenses	175,513	160,312	81,779
Deferred rent	(3,888)	(4,382)	(1,536)
Restaurant-level profit(B)	$73,860	$75,773	$78,405
Restaurant-level profit margin (B ÷ A)	8.9%	10.0%	16.9%

Recent Accounting Pronouncements

Disclosure regarding recent accounting pronouncements can be found in Note 2 of our consolidated financial statements contained in this Form 10-K.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of our financial condition and operating results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience, outside advice from parties believed to be experts in such matters, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies can be found in Note 2 to our consolidated financial statements. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

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

From time to time, we have decided to close or dispose of restaurants. Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes. Such outcomes could include the sale of a leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term. In these instances, management evaluates possible outcomes, frequently using outside real estate and legal advice, and records provisions for the effect of such outcomes. The accuracy of such provisions can vary materially from original estimates, and management regularly monitors the adequacy of the provisions until final disposition occurs. We recorded impairment charges of $2.4 million in fiscal year 2014, which is included in asset impairments and closures in our consolidated statements of operations, related to our long-lived assets. If we are unable to improve the performance of our restaurants or if we experience deteriorating results at some of our restaurants, we could recognize additional impairment charges.

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

We recognize goodwill as the excess of the acquisition price over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment on an annual basis and between annual tests whenever impairment is indicated. This annual test takes place in December of each year. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. We recorded impairment charges of $6.3 million in fiscal year 2014 related to goodwill and other intangible assets, $0.7 million in fiscal year 2013 related to Macaroni Grill’s trademarks and $47 thousand in fiscal year 2012 related to two of Joe’s liquor licenses. If we are unable to improve the performance of our Macaroni Grill restaurants or if we experience deteriorating results at other restaurants, we could recognize additional impairment charges.

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

As part of the acquisition of Macaroni Grill, we acquired certain leases that have terms that are above or below current rates tenants would currently pay for similar leases. Favorable lease interests are recorded in other assets, while unfavorable lease liability is recorded in other long-term liabilities and in accrued liabilities. Favorable lease interests and unfavorable lease liability are amortized to rent expense on a straight-line basis over the lives of the related leases.

Insurance Reserves

We maintain large deductibles on workers’ compensation, general liability, property, and business interruption insurance coverage. These policies have been structured to limit our per-occurrence exposure. We record a liability for workers’ compensation and general liability for all unresolved claims based on actuarial information provided by our insurance brokers and insurers, combined with management judgments regarding economic conditions, including future medical and indemnity costs, the frequency and severity of claims and claim development history, case jurisdiction, applicable legislation and settlement practices. Changes in any of these factors in the future may produce materially different amounts of expense than otherwise would be reported under these insurance programs.

Income Taxes

We are subject to U.S. federal income tax and income taxes imposed in the state and local jurisdictions where we operate our restaurants. Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of our credit carryforwards which begin to expire in 2031. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the continued operating losses generated by Macaroni Grill and the asset impairments recorded during 2014, we are in a three-year cumulative loss position. According to ASC Topic No. 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Therefore, during the fourth quarter of 2014, we recorded a valuation allowance of $36.0 million against primarily all our deferred tax assets. We excluded the deferred tax liabilities related to certain indefinite lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as a reduction to our income tax benefit in our consolidated statement of operations. If we complete the sale of Macaroni Grill and are then able to generate sufficient taxable income in the future such that it becomes more likely than not that we will be able to fully utilize the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease if the valuation allowance is reversed.

We account for uncertain tax positions using a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by tax authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. See Note 9 to our consolidated financial statements for information regarding changes in our unrecognized tax benefits.

Stock-Based Compensation

We recognize expense for stock-based compensation awards, which is equal to the fair value of the awards at grant date, ratably in labor expenses and general and administrative expenses in our consolidated statements of operations over the requisite service period.

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

Forward-Looking Statements

This annual report on Form 10-K includes and incorporates by reference “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that the forward looking information presented in this annual report is not a guarantee of future events, and that actual events and results may differ materially from those made in or suggested by the forward looking information contained in this annual report. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “comfortable with,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Examples of forward-looking statements in this annual report include, but not limited to, our expected new restaurant development plans, our fiscal year 2014 capital expenditure expectations and the effectiveness of investments and new measures in our accounting and finance function to improve our internal controls over financial reporting. A number of important factors could cause actual events and results to differ materially from those contained in or implied by the forward-looking statements, including the risk factors discussed in this annual report. Any forward-looking information presented herein is made only as of the date of this report, and we do not undertake any obligation to update or revise any forward-looking information to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Many of the food products we purchase are affected by commodity pricing that is subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and are generally unpredictable. For fiscal year 2014, crab, lobster and shrimp accounted for approximately 27% of our total food purchases. Crab and lobster are wild caught and sourced from government regulated and sustainable fisheries. Other categories affected by the commodities markets, such as seafood, beef, fish and dairy products, may each account for approximately 5% to 11% of our food purchases. While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities we require, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods. Our purchasing department negotiates prices and quantities for all of our ingredients through either cancellable contracts (with varying length terms), spot market purchases or commodity pricing formulas. Changes in commodity prices would generally affect us and our competitors similarly, depending on the terms and duration of supply contracts. We also enter into fixed price supply contracts for certain products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can have an adverse effect on margins.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2014 Credit Facility, which bear interest at variable rates. As of December 29, 2014, we had $165.0 million outstanding under our 2014 Credit Facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. We do not currently have any such derivative financial instruments in place. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Taking into account the 1% floor on our LIBOR borrowings under our new senior secured credit facility, a 1% change in the interest rate on the outstanding balance of our variable rate debt would result in a $0.5 million change in our annual results of operations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Ignite Restaurant Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Ignite Restaurant Group, Inc. and its subsidiaries (the “Company”) at December 29, 2014 and December 30, 2013, and the results of their operations and their cash flows for the fiscal years ended December 29, 2014, December 30, 2013, and December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 13, 2015

IGNITE RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 29, 2014	December 30, 2013

ASSETS
Current assets
Cash and cash equivalents	$18,273	$972
Accounts receivable, net	12,713	14,565
Inventories	9,319	9,836
Other current assets	11,936	16,337
Total current assets	52,241	41,710
Property and equipment, net	235,954	248,507
Intangible assets, net	28,979	29,875
Goodwill	-	6,402
Deferred income taxes	-	10,678
Other assets	10,546	9,912
Total assets	$327,720	$347,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$25,381	$35,238
Accrued liabilities	51,509	49,259
Current portion of debt obligations	1,650	2,998
Total current liabilities	78,540	87,495
Long-term debt obligations	161,052	128,984
Deferred rent	24,256	19,548
Other long-term liabilities	12,573	9,450
Total liabilities	276,421	245,477

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.01 par value per share, 100,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 500,000 shares authorized; 26,183 and 25,796 shares issued and outstanding, respectively	257	256
Additional paid-in capital	90,943	87,703
Accumulated earnings (deficit)	(39,901)	13,648
Total stockholders' equity	51,299	101,607
Total liabilities and stockholders' equity	$327,720	$347,084

See accompanying notes to consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

	Fiscal Year
	2014	2013	2012

Revenues	$837,185	$760,848	$465,056
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	253,255	227,571	145,451
Labor expenses	257,135	233,321	127,331
Occupancy expenses	77,900	65,769	33,286
Other operating expenses	175,513	160,312	81,779
General and administrative	45,288	52,465	31,725
Depreciation and amortization	33,774	27,507	18,572
Pre-opening costs	2,799	4,824	3,871
Asset impairments and closures	12,694	1,371	115
Loss on disposal of assets	481	2,601	2,296
Total costs and expenses	858,839	775,741	444,426
Income (loss) from operations	(21,654)	(14,893)	20,630
Interest expense, net	(12,521)	(5,246)	(9,366)
Gain (loss) on insurance settlements	(35)	1,161	(799)
Income (loss) before income taxes	(34,210)	(18,978)	10,465
Income tax expense (benefit)	19,339	(12,393)	1,751
Net income (loss)	$(53,549)	$(6,585)	$8,714

Basic and diluted net income (loss) per share data:
Net income (loss) per share
Basic and diluted	$(2.09)	$(0.26)	$0.37
Weighted average shares outstanding
Basic	25,659	25,629	23,328
Diluted	25,659	25,629	23,329

See accompanying notes to consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balance at January 2, 2012	19,178	$192	$4,088	$11,519	$15,799
Net income	-	-	-	8,714	8,714
Issuance of common stock for initial public offering, net of fees and issuance costs	6,439	64	81,060	-	81,124
Issuance of equity awards, net	16	-	102	-	102
Stock-based compensation	-	-	478	-	478
Balance at December 31, 2012	25,633	$256	$85,728	$20,233	$106,217
Net loss	-	-	-	(6,585)	(6,585)
Issuance of equity awards, net	163	-	-	-	-
Capital contribution	-	-	23	-	23
Taxes paid related to net share settlement of equity awards	-	-	(2)	-	(2)
Stock-based compensation	-	-	1,954	-	1,954
Balance at December 30, 2013	25,796	$256	$87,703	$13,648	$101,607
Net loss	-	-	-	(53,549)	(53,549)
Issuance of equity awards, net	398	-	-	-	-
Vesting of restricted stock	-	1	(1)		-
Taxes paid related to net share settlement of equity awards	(11)	-	(124)	-	(124)
Stock-based compensation	-	-	3,365	-	3,365
Balance at December 29, 2014	26,183	$257	$90,943	$(39,901)	$51,299

See accompanying notes to consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$(53,549)	$(6,585)	$8,714
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,774	27,507	18,572
Amortization of debt issuance costs	3,121	1,095	4,058
Amortization of debt discount	177	-	-
Stock-based compensation	3,383	1,954	628
Asset impairments	8,734	682	47
Deferred income tax	16,839	(12,866)	(2,012)
Loss (gain) on insurance related to property and equipment	(20)	(681)	397
Non-cash loss on disposal of assets	225	2,307	2,245
Decrease (increase) in operating assets, net of acquisitions:
Accounts receivable	3,758	(4,466)	439
Inventories	494	(1,205)	(662)
Other operating assets	4,169	(1,197)	1,768
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable and accrued liabilities	(8,844)	3,248	3,099
Other operating liabilities	4,699	7,126	3,339
Net cash provided by operating activities	16,960	16,919	40,632

Cash flows from investing activities
Acquisition of Romano's Macaroni Grill	98	(55,288)	-
Purchases of property and equipment	(27,226)	(51,364)	(44,226)
Proceeds from property insurance claims	164	681	1,341
Proceeds from disposal of assets	1,820	58	28
Purchases of intangible assets	(150)	(1,222)	(1,155)
Net cash used in investing activities	(25,294)	(107,135)	(44,012)

Cash flows from financing activities
Initial public offering	-	-	81,124
Borrowings on revolving credit facility	109,000	110,668	50,500
Payments on revolving credit facility	(194,207)	(70,461)	(5,500)
Proceeds from long-term debt	162,525	50,000	-
Payments on long-term debt	(46,775)	(3,225)	(117,750)
Payments on capital leases	-	-	(7)
Debt issuance costs paid	(4,784)	(2,744)	(1,735)
Capital contribution	-	23	-
Taxes paid related to net share settlement of equity awards	(124)	(2)	(48)
Net cash provided by financing activities	25,635	84,259	6,584
Net increase (decrease) in cash and cash equivalents	17,301	(5,957)	3,204
Cash and cash equivalents at beginning of period	972	6,929	3,725
Cash and cash equivalents at end of period	$18,273	$972	$6,929

See accompanying notes to consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

Note 1—Description of Business

Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) owns and operates three full service, casual dining restaurant brands under the names Joe’s Crab Shack (“Joe’s”), Brick House Tavern + Tap (“Brick House”) and Romano’s Macaroni Grill (“Macaroni Grill”). As of December 29, 2014, we owned and operated 139 Joe’s restaurants, 21 Brick House restaurants and 153 Macaroni Grill restaurants in 36 states within the United States, and franchised 26 Macaroni Grill restaurants within the United States and foreign countries.

J.H. Whitney VI, L.P., an affiliate of J.H. Whitney Capital Partners, LLC, owns approximately 66.3% of our total outstanding common stock as of December 29, 2014.

Note 2—Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ignite and its wholly-owned subsidiaries as of December 29, 2014. The prior year consolidated financial statements include the results of operations and cash flows of Macaroni Grill commencing from the acquisition date of April 9, 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on the Monday nearest to December 31 of each year. Fiscal years 2014, 2013 and 2012 were all 52-week years. References to 2014, 2013 and 2012 are references to fiscal years ended December 29, 2014, December 30, 2013 and December 31, 2012, respectively.

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

Level 3—

Inputs that are both unobservable and significant to the overall fair value measurement reflect an entity’s estimates of assumptions that market participants would use in pricing the asset or liability.

Financial Instruments

We record all financial instruments at cost, which is the fair value at the date of transaction. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate their fair value because of the short-term maturities of these instruments.

Revenue Recognition

Revenues from food and beverage sales are recognized when payment is tendered at the point-of-sale and are presented net of promotional allowances, discounts, and employee meals. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis, or excluded from revenues, in our consolidated statements of operations. Initial franchise fees received are deferred and recognized as revenue upon opening of the franchised restaurant, which is when we have performed substantially all initial services required by the franchise agreement. Continuing licensing and royalty revenues are recognized when earned. Licensing and royalty revenues were $3.2 million, $2.4 million and $0.2 million in 2014, 2013 and 2012, respectively.

Proceeds from the sale of gift cards are deferred and recognized as revenue upon redemption. Deferred gift card revenue is included in accrued liabilities in our consolidated balance sheets. Our gift cards do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. We recognize gift card breakage income exclusive of amounts subject to state escheatment laws when the likelihood of redemption of the cards becomes remote. We recorded breakage income of $0.3 million, $0.2 million and $0.2 million during 2014, 2013 and 2012, respectively, which is included in revenues in our consolidated statements of operations.

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

Property and Equipment

Property and equipment acquired is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method, based on the following estimated useful lives:

Leasehold improvements	Shorter of effective lease term or estimated useful life
Restaurant equipment (in years)	7 - 10
Furniture and fixtures (in years)	5 - 10
Computer equipment and software (in years)	3 - 5

We capitalize major replacements and improvements that increase the useful life of the asset, whereas we expense repairs and maintenance as incurred. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the balance sheet and any gain or loss is included in the statement of operations.

We capitalize direct costs associated with the site acquisition and construction of restaurant units, including direct internal payroll and payroll- related costs, incremental travel expenses, and interest cost as leasehold improvements. If we subsequently determine that we will not continue acquiring or developing a project for which we have been capitalizing costs, any previously capitalized internal development and third-party costs will be written off as dead deals and included in general and administrative expenses. The amount of interest capitalized in connection with restaurant development amounted to $0.2 million, $0.1 million and $0.2 million for fiscal years 2014, 2013 and 2012, respectively.

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

From time to time, we have decided to close or dispose of restaurants. Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes. Such outcomes could include the sale of a leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term. In these instances, management evaluates possible outcomes, frequently using outside real estate and legal advice, and records provisions for the effect of such outcomes. The accuracy of such provisions can vary materially from original estimates, and management regularly monitors the adequacy of the provisions until final disposition occurs. We recorded impairment charges of $2.4 million in fiscal year 2014, which is included in asset impairments and closures in our consolidated statements of operations, related to Joe’s and Macaroni Grill’s long-lived assets (see Note 7). For assets held for sale or disposal, we measure fair value using quoted market prices or an estimation of net realizable value. Assets held for sale or disposal amounted to $0.6 million as of December 29, 2014 and are included in other assets in our consolidated balance sheets.

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

We recognize goodwill as the excess of the acquisition price over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment on an annual basis and between annual tests whenever impairment may be indicated. This annual test takes place in December of each year. Impairment losses are recognized whenever the implied fair value of goodwill and intangible assets with indefinite useful lives is less than its carrying value. We tested indefinite-lived trademarks for impairment by estimating royalty rates for our trademarks and applying these rates to projected revenue streams, and discounting the resulting cash flows to determine fair value. As a result, we recorded impairment charges of $6.3 million in fiscal year 2014 related to goodwill and $0.7 million in fiscal year 2013 related to Macaroni Grill’s trademarks, which are included in asset impairments and closures in our consolidated statements of operations.

Below is a table summarizing the changes in the carrying amount of goodwill (in thousands), all of which relate to Macaroni Grill:

	2014	2013	2012
Balance at beginning of year
Gross	$6,402	$-	$-
Accumulated impairment	-	-
Net	6,402	-	-

Acquisition of Macaroni Grill	-	11,728	-
Impairment	(6,267)
Adjustments	(135)	(5,326)	-
Net change	(6,402)	6,402	-

Balance at end of year
Gross	6,267	6,402	-
Accumulated impairment	(6,267)	-	-
Net	$-	$6,402	$-

Intangible assets other than goodwill consist of the following (in thousands):

	December 29, 2014			December 30, 2013
	Cost	Accumulated Amortization and Impairment	Carrying Value	Cost	Accumulated Amortization and Impairment	Carrying Value
Definite lived:
Franchise agreements	$8,600	$941	$7,659	$8,600	$403	$8,197
Trademarks	4,580	3,571	1,009	4,430	3,118	1,312
Indefinite lived:
Liquor licenses	10,628	35	10,593	10,648	-	10,648
Trademarks	10,400	682	9,718	10,400	682	9,718
	$34,208	$5,229	$28,979	$34,078	$4,203	$29,875

The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangibles and included in other assets. The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term. Liquor licenses are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We recorded impairment charges of $35 thousand and $47 thousand related to certain Macaroni Grill liquor licenses in 2014 and certain Joe’s liquor licenses in 2012, respectively, to write down carrying value to their estimated fair value and is included in asset impairments and closures in our consolidated statements of operations. We determined estimated fair value based on prices in the open market for licenses in similar jurisdictions (level 2 in the fair value hierarchy). No impairment charge was recorded in 2013.

We have certain franchise agreements valued at $8.6 million with a weighted average amortization period of 16 years. Amortization expense for franchise agreements was approximately $0.5 million and $0.4 million in 2014 and 2013, respectively.

Definite-lived trademarks are amortized on a straight-line basis over their estimated useful life of 10 years. Amortization expense for definite- lived trademarks was approximately $0.5 million, $0.4 million and $0.4 million for 2014, 2013 and 2012, respectively.

Scheduled amortization of definite-lived intangible assets is as follows (in thousands):

Fiscal Year	Amount
2015	$995
2016	925
2017	573
2018	573
2019	566
Thereafter	5,036
$8,668

Deferred Charges

Debt issuance costs representing costs to obtain long-term financing are accounted for as a deferred charge and are included in other assets in our consolidated balance sheets. They are amortized using the interest method for the term loan and straight-line method for the revolving credit facility over the term of the related financing. Amortization of debt issuance costs, which was approximately $3.1 million, $1.1 million and $4.1 million for 2014, 2013 and 2012, respectively, is included in interest expense in our consolidated statements of operations. See Note 6 regarding write-off of debt issuance costs related to debt refinancing transactions.

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

Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rentals”). Contingent rentals are accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above.

As part of the acquisition of Macaroni Grill, we acquired certain leases that had terms at the acquisition date that were above or below current rates tenants would pay for similar leases. Favorable lease interests are recorded in other assets, while unfavorable lease liability is recorded in other long-term liabilities and in accrued liabilities. Favorable lease interests and unfavorable lease liability are amortized to rent expense on a straight-line basis over the estimated term of the related leases.

Insurance Liabilities

We maintain large deductibles on workers’ compensation, general liability, property, and business interruption insurance coverage. These policies have been structured to limit our per-occurrence exposure. Our estimated liabilities for workers’ compensation and general liability are undiscounted and are based on our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation, and our claims settlement practices.

Advertising Expenses

Advertising production costs are expensed at the time the advertising is first aired. All other advertising costs are expensed as incurred. Advertising expenses were approximately $42.4 million, $40.7 million and $20.7 million for 2014, 2013 and 2012, respectively, and are included in other operating expenses in our consolidated statements of operations.

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

Stock-based Compensation

We recognize expense for stock-based compensation awards, which is equal to the fair value of the awards at grant date, ratably in labor expenses and general and administrative expenses in our consolidated statements of operations over the requisite service period.

The following table provides the significant weighted average assumptions used to determine the fair value of stock appreciation rights on the grant date using the Black-Scholes option-pricing model for awards granted during the fiscal years 2014, 2013 and 2012:

	Fiscal Year
	2014			2013			2012
Expected term (in years)		6.3			6.3			6.3
Expected volatility		42.5%			46.3%			48.2%
Dividend yield		0.0%			0.0%			0.0%
Risk-free interest rate	1.7%	-	2.0%	1.2%	-	2.2%	0.8%	-	1.1%

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

Income Taxes

We are subject to U.S. federal income tax and income taxes imposed in the state and local jurisdictions where we operate our restaurants. Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns.

We account for uncertain tax positions using a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by tax authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. See Note 9 for information regarding changes in our unrecognized tax benefits.

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

	Fiscal Year
	2014	2013	2012
Numerator:
Net income (loss)	$(53,549)	$(6,585)	$8,714

Denominator:
Basic weighted average shares outstanding	25,659	25,629	23,328
Effect of dilutive securities	-	-	1
Diluted weighted average shares outstanding	25,659	25,629	23,329

For fiscal year 2014, we excluded 1.6 million stock appreciation rights (“SARs”) and 510 thousand shares of restricted stock from the calculation of net loss per share, and for fiscal year 2013, we excluded 1.2 million SARs and 160 thousand shares of restricted stock from the calculation of net loss per share because the effect was anti-dilutive due to the net loss during the respective periods. The effect of dilutive securities in fiscal year 2012 relates to 9 thousand shares of restricted stock outstanding as of December 31, 2012.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations while enhancing related disclosures. Under the amendment, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include disposal of a major geographic area, a major line of business, or a major equity method investment. Expanded disclosures about the assets, liabilities, income and expenses of discontinued operations will be required. We early adopted the amendment, and as such will apply the accounting and disclosure provisions to disposals and classifications of disposal groups as held for sale that occur after the effective date. Adoption of this standard did not have an impact on our consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on revenue recognition, ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. Its disclosure guidance requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations; significant judgments and changes in judgments; and assets recognized from the costs to obtain or fulfill a contract. This ASU is effective for us for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. This ASU permits the use of either the retrospective or cumulative effect transition method. We are evaluating the impact of this guidance on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the impact of the standard on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards. Specifically, ASU No. 2014-15 (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effects of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. This update is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We have evaluated the ASU and determined that there is no material impact on our consolidated financial statements.

Note 3—Acquisition

On April 9, 2013, we completed our acquisition of Macaroni Grill. The acquisition included 186 company-owned and twelve franchised restaurants across 36 states and Puerto Rico as well as twelve additional franchised units throughout nine foreign countries. The aggregate preliminary acquisition price paid at closing, net of cash acquired, was approximately $60.4 million. In October 2013, we agreed on the final working capital adjustment as outlined in the purchase agreement. The agreement called for us to receive a payment of $4.1 million in cash and up to an additional $1.1 million from income tax refunds being claimed related to pre-acquisition tax periods. We received $1.0 million of income tax refunds in 2013 and the remaining $98 thousand in 2014. The final aggregate acquisition price after the final working capital adjustment amounted to $55.2 million. The $5.2 million total purchase price adjustment was recorded as a reduction to goodwill in the consolidated balance sheet as of December 30, 2013.

We recognized the assets and liabilities of Macaroni Grill based on our estimates of their acquisition date fair values. Based on the final allocation of the acquisition price, the amount of goodwill was $6.4 million. Goodwill represents the excess of the acquisition price over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill will not be amortized, but will be tested at least annually for impairment. Approximately $1.1 million of the recognized goodwill will be deductible for tax purposes. The following is our allocation of the acquisition price (in thousands):

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

The allocation of acquired identifiable intangible assets was as follows (in thousands):

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

Note 4—Selected Balance Sheet Accounts

The components of other current assets are as follows (in thousands):

	December 29, 2014	December 30, 2013

Prepaid insurance	$2,823	$3,043
Prepaid rent	2,821	5,281
Prepaid taxes	1,529	1,777
Deferred income taxes	1,357	3,344
Other	3,406	2,892
	$11,936	$16,337

The components of accrued liabilities are as follows (in thousands):

	December 29, 2014	December 30, 2013

Payroll and related costs	$13,287	$14,276
Insurance	12,039	11,038
Deferred gift card revenue	8,601	8,883
Property taxes	4,581	4,461
Sales and alcohol taxes	3,750	4,154
Utilities	2,303	2,603
Interest	1,865	3
Professional fees	1,150	896
Other	3,933	2,945
	$51,509	$49,259

Note 5—Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 29, 2014	December 30, 2013

Leasehold improvements	$291,365	$276,792
Equipment	52,053	48,782
Furniture and fixtures	22,268	21,552
Construction in progress	3,688	3,293
	369,374	350,419
Less accumulated depreciation	133,420	101,912
	$235,954	$248,507

Depreciation expense was approximately $32.8 million, $26.7 million and $18.1 million for fiscal years 2014, 2013 and 2012, respectively.

Note 6—Debt Obligations

Debt obligations consisted of the following as of the dates presented below (in thousands):

	December 29, 2014	December 30, 2013

Term loan, due February 2019	$165,000	$-
Term loan, due April 2018	-	46,775
Revolving credit facility, expiring April 2018	-	85,207
	165,000	131,982
Less unamortized debt discount	2,298	-
Total debt, net of debt discount	162,702	131,982
Less current portion	1,650	2,998
Long-term debt obligations	$161,052	$128,984

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

On October 29, 2012, we entered into a $100.0 million five-year senior secured revolving credit facility (the “October 2012 Revolving Credit Facility”), which included a letter of credit sub-facility of up to $10.0 million and a swing line sub-facility of up to $15.0 million, with a syndicate of commercial banks and other financial institutions. We used borrowings of $45.0 million under the facility along with cash on hand of $29.5 million to repay our term loan. We wrote off $2.2 million of debt issuance costs associated with the repayment of the term loan and the terminated revolving credit availability of the prior senior secured credit agreement, which is included in interest expense. We also paid $1.4 million in debt issuance costs related to the October 2012 Revolving Credit Facility, which were capitalized and recorded as deferred charges. These costs along with $0.2 million of unamortized debt issuance costs related to the prior senior secured credit agreement were being amortized over the term of the October 2012 Revolving Credit Facility.

The interest rate for borrowings under the October 2012 Revolving Credit Facility was equal to, at our option, either (a) LIBOR plus a margin of 2.00%, or (b) the Base Rate (as defined in the agreement) plus a margin of 1.00%. Thereafter, the applicable margins were subject to adjustment based on our leverage ratio as determined on a quarterly basis. In addition, we were required to pay a commitment fee on the unused portion of the October 2012 Revolving Credit Facility. The commitment fee rate was 0.30% per annum, and was subject to adjustment thereafter on a quarterly basis based on our leverage ratio.

To finance the acquisition of Macaroni Grill, in 2013, we amended our October 2012 Revolving Credit Facility (“2013 Revolving Credit Facility”), of which $10.0 million was drawn at closing, and added a $50.0 million term loan facility (the “2013 Term Loan” and together with the 2013 Revolving Credit Facility, the “2013 Credit Facility”). The initial interest rate for borrowings under the 2013 Credit Facility was at LIBOR plus a margin of 3.5%, or the base rate (as defined in the agreement) plus a margin of 2.5%, as we elected. Thereafter, the applicable margins were subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.25% to 4.25% on LIBOR-based loans, and from 0.25% to 3.25% on base rate-based loans. In addition, we were required to pay a commitment fee on the unused portion of the 2013 Revolving Credit Facility. The commitment fee rate was 0.50% per annum, and was subject to adjustment thereafter on a quarterly basis based on our leverage ratio.

We wrote off $0.5 million of debt issuance costs in connection with our amendment to our Revolving Credit Facility in April 2013, which was included in interest expense. Additionally, the remaining $1.5 million of unamortized debt issuance costs relating to our Revolving Credit Facility were included as a component of other assets and were being amortized over the term of the amended facility.

On October 25, 2013, we entered into a First Amendment (the “2013 Amendment”) to our 2013 Credit Facility. The initial interest rate for borrowings under the amendment were at LIBOR plus a margin of 4.5% or the base rate (as defined in the agreement) plus a margin of 3.5%, as we may elect. Thereafter, the applicable margins were subject to adjustment based on our maximum leverage ratio (as defined in the agreement), as determined on a quarterly basis, with the margins ranging from 1.75% to 4.5% on LIBOR-based loans, and from 0.75% to 3.5% on base rated-based loans. In connection with the 2013 Amendment, we prepaid $2.0 million of the 2013 Term Loan with a borrowing under the Revolving Credit Facility.

On August 13, 2014, we entered into a new senior secured credit facility (“2014 Credit Agreement”), which consists of a $30.0 million revolving credit facility (“2014 Revolving Credit Facility”) and a $165.0 million term loan (“2014 Term Loan”), which both mature on February 13, 2019. The 2014 Term Loan was issued at 98.5% of par. The principal amount of the 2014 Term Loan is payable in consecutive quarterly installments of $412,500, commencing on December 31, 2014, with the balance payable in full at maturity. At closing, we repaid the balance of our previous amended 2013 Credit Facility using the proceeds from the 2014 Term Loan.

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan was 8.0% as of December 29, 2014. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

The 2014 Credit Agreement is guaranteed by each of our subsidiaries and secured by substantially all of our present and future assets and a lien on the capital stock or other equity interests of our direct and indirect subsidiaries. The 2014 Credit Agreement contains covenants which, among other things, limit our ability to incur additional indebtedness, create liens on our assets, make certain investments or loans, merge or otherwise dispose of assets other than in the ordinary course of business, make acquisitions, and pay dividends or make other restricted payments. The 2014 Credit Agreement also contains customary covenants regarding, among other matters, the maintenance of insurance, the preservation and maintenance of our corporate existence, material compliance with laws, and the payment of taxes and other material obligations.

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of December 29, 2014.

We wrote off $2.2 million of debt issuance costs related to the 2013 Credit Facility, and at closing paid $4.8 million in additional debt issuance costs. The debt issuance costs paid at closing and the remaining unamortized debt issuance costs from the 2013 Credit Facility are recorded in other assets and will be amortized over the term of the 2014 Credit Agreement. The debt discount is included as a reduction to the carrying value of the debt obligations and will be amortized over the term of the 2014 Term Loan using the effective interest rate method.

As of December 29, 2014, we had outstanding letters of credit of approximately $6.3 million supported by the 2014 Revolving Credit Facility and had available borrowing capacity of approximately $23.7 million.

The carrying value of our long-term debt approximates fair value since its closing date was near the balance sheet date, and is classified as a level 2 input within the fair value hierarchy.

Note 7—Restaurant Closures and Impairments

Costs associated with restaurant closures are recorded when the restaurant is closed. Expenses and losses related to closed restaurants are recorded in asset impairments and closures and loss on disposal of assets in our consolidated statements of operations.

During fiscal year 2014, we closed 26 Macaroni Grill restaurants, including three which were converted or will be converted to Brick House restaurants. Included in the 26 Macaroni Grill restaurants closed in 2014 were four units sold resulting in an aggregate gain of $2.2 million, four units that were held for sale and one razed by fire (see Note 8). We recognized $6.0 million in closure-related expenses, including $4.0 million recorded in asset impairment and closures primarily related to future minimum lease obligations, $1.4 million of accelerated depreciation, and $0.5 million recorded in loss on disposal of assets. Assets held for sale or disposal amounted to $0.6 million as of December 29, 2014 and are included in other assets in our consolidated balance sheets. The corresponding restaurant closure liability is approximately $2.4 million and $0.8 million as of December 29, 2014 and December 30, 2013, respectively, of which $0.9 million and $0.3 million is reflected in other long-term liabilities in our consolidated balance sheet.

We also wrote off $1.0 million in 2012 to loss on disposal of assets related to a restaurant that was temporarily closed in a prior year due to foundational issues. During the fourth quarter of 2012, we determined not to resume operations at the restaurant.

An analysis of our restaurant closure liability, including current and long-term portions, is shown below (in thousands):

	December 31, 2012	Additions	Payments	December 30, 2013	Additions	Payments	December 29, 2014
Facility and other exit costs	$168	$689	$(99)	$758	$3,831	$(2,188)	$2,401
Severance costs	-	-	-	-	129	(129)	-
Restaurant closure liability	$168	$689	$(99)	$758	$3,960	$(2,317)	$2,401

During the third quarter of 2014, we recorded an impairment charge of approximately $1.8 million to reduce the carrying value of the long-lived assets of one Joe’s restaurant to their estimated fair value. This restaurant was opened in 2012 and has significantly underperformed compared to expectations. Operations management has tried to increase the performance of the restaurant unit through management changes and various new initiatives as recently as in the third quarter of 2014. To date, none of these initiatives have made a meaningful impact on its performance. During the fourth quarter of 2014, we recorded an impairment charge of approximately $0.7 million to reduce the carrying value of the long-lived assets of certain underperforming Macaroni Grill restaurants to their estimated fair value.

Note 8—Insurance and Other Recoveries

Our Joe’s restaurant in Oceanside, New York was temporarily closed in the fourth quarter of 2012 due to damage sustained from Hurricane Sandy. The restaurant reopened prior to the end of 2012. We recognized a loss of $1.0 million in the fourth quarter of 2012, which was comprised of a $0.6 million loss on disposal of assets and $0.4 million of expenses and other clean-up costs incurred while the restaurant was closed. In 2013 and 2014, we received $1.1 million and $89 thousand, respectively, in insurance proceeds related to Hurricane Sandy, of which $480 thousand was for business interruption recovery and other expenses. During 2012, we received $1.3 million of insurance related to hurricane damage sustained to another restaurant in 2010.

In 2014, a Macaroni Grill restaurant in Tennessee was razed by fire. We recorded a $0.1 million loss in the fourth quarter of 2014 related to this fire.

In relation to each of these casualty events, the following amounts were recorded in our consolidated financial statements (in thousands):

	2014	2013	2012
Proceeds from property insurance claims	$164	$681	$1,341
Business interruption recoveries	$-	$480	$-
Gain (loss) on insurance related to property and equipment	$20	$681	$(397)

Note 9—Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Year
	2014	2013	2012
Current income tax
Federal	$(373)	$198	$1,973
State	2,690	128	1,790
Foreign	183	147	-
	2,500	473	3,763
Deferred income tax
Federal	17,228	(12,023)	(1,542)
State	(389)	(843)	(470)
	16,839	(12,866)	(2,012)
Total income tax expense (benefit)	$19,339	$(12,393)	$1,751

At December 29, 2014, we had federal income tax credit carryforwards of approximately $39.2 million, comprised of a $38.8 million credit for FICA and Medicare taxes paid on reported employee tip income, Alternative Minimum Tax (“AMT”) credits of approximately $0.3 million, and a Texas margin tax credit of approximately $0.1 million. The FICA credit will begin to expire in 2031 if unused prior to that time, while the AMT credit may be carried forward indefinitely. The Texas margin tax credit will expire in 2028 if unused prior to that time. We also have state net operating loss carryforwards of approximately $31.3 million which will begin to expire in 2018 if unused prior to that time.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of our credit carryforwards which begin to expire in 2031. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the continued operating losses generated by Macaroni Grill and the asset impairments recorded during 2014, we are in a three-year cumulative loss position. According to ASC Topic No. 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Therefore, during the fourth quarter of 2014, we recorded a valuation allowance of $36.0 million against primarily all our deferred tax assets. We excluded the deferred tax liabilities related to certain indefinite lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as a reduction to our income tax benefit in our consolidated statement of operations. If we complete the sale of Macaroni Grill and are then able to generate sufficient taxable income in the future such that it becomes more likely than not that we will be able to fully utilize the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease if the valuation allowance is reversed.

A reconciliation between the amount of income tax expense (benefit) determined by applying the applicable U.S. statutory income tax rate to income (loss) before income taxes is as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Tax expense (benefit) at the federal statutory income tax rate	$(11,974)	$(6,642)	$3,663
Permanent differences	1,896	315	17
State income taxes, net of federal impact	(942)	(513)	546
Tax credit carryforwards	(5,750)	(5,276)	(2,633)
Change in valuation allowance	35,953	-	-
Other	156	(277)	158
Total income tax expense (benefit)	$19,339	$(12,393)	$1,751
Effective income tax rate	-56.5%	65.3%	16.7%

The components of our deferred tax assets and liabilities are as follows (in thousands):

	December 29, 2014	December 30, 2013
Deferred tax assets - current
Accrued insurance	$3,059	$2,687
Accrued expenses	158	853
Inventories	131	133
Deferred rent	104	92
Other	600	192
Valuation allowance	(2,310)	-
	1,742	3,957
Deferred tax liabilities - current
Prepaid expenses	(385)	(613)
Net deferred tax asset - current	$1,357	$3,344

Deferred tax assets - non-current
Credit carryforwards	$39,236	$30,304
Deferred rent	9,062	6,617
Intangibles	352	-
Stock-based compensation	1,868	831
Net operating loss carryforwards	1,825	1,000
Unfavorable leases	1,890	2,438
Other	650	445
Valuation allowance	(33,643)	-
	21,240	41,635
Deferred tax liabilities - non-current
Property and equipment	(19,506)	(24,222)
Intangibles	(5,992)	(6,735)
Net deferred tax asset (liability) - non-current	$(4,258)	$10,678

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. We are subject to U.S. federal income tax examinations by tax authorities for the fiscal years ended January 2, 2012 and December 30, 2013. We are also subject to various state income tax examinations by state tax authorities for the fiscal year ended January 1, 2011 and forward. During fiscal year 2014, we completed a federal audit by the Internal Revenue Service for the fiscal year ended December 31, 2012 with no adjustments. We have no other income tax audits open at this time.

The following table shows the changes in the amount of our uncertain tax positions, exclusive of the effect of interest and penalties (in thousands):

	Fiscal Year
	2014	2013	2012
Balance at beginning of year	$662	$886	$744
Additions for tax positions of the current year	122	163	152
Reductions for tax positions of prior years	(95)	(467)	(10)
Additions for tax positions acquired in business combination	-	80	-
Balance at end of year	$689	$662	$886

The full balance of approximately $689 thousand, if recognized, would affect the annual effective rate, net of any federal tax benefits. We do not expect any changes that will significantly impact our uncertain tax positions within the next twelve months.

We accrue interest and penalties related to our uncertain tax positions as a component of income tax expense. During the fiscal years 2014, 2013 and 2012, we recognized approximately $32 thousand, ($58) thousand and $85 thousand of interest and penalties (reversals), respectively. We had approximately $186 thousand and $154 thousand accrued for interest and penalties as of December 29, 2014 and December 30, 2013, respectively.

Note 10—Commitments and Contingencies

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

Minimum Lease Commitments

We lease our restaurants, office facilities, and certain equipment under operating lease agreements. The future minimum rental commitments for these noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows (in thousands):

Fiscal Year	Amount
2015	$55,977
2016	52,652
2017	49,060
2018	43,116
2019	40,766
Thereafter	252,588
$494,159

The above amounts do not include property taxes, insurance, and normal maintenance that we are required to pay. Rental expense relating to operating leases amounted to approximately $65.4 million, $55.9 million and $30.8 million for 2014, 2013 and 2012, respectively. A number of our leases also provide for contingent rentals based on a percentage of sales above a specified minimum. Total contingent rentals, included in rent expense, amounted to approximately $1.9 million, $1.9 million and $2.3 million for 2014, 2013 and 2012, respectively.

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

On July 20, 2012, a putative class action complaint was filed in the U.S. District Court for the Southern District of Texas against us following our announced intention to restate our financial statements for the fiscal years ended December 28, 2009, January 3, 2011 and January 2, 2012 and the related interim periods. The complaint lodged against us, certain of our directors and officers and the underwriters in the initial public offering (“IPO”) was based on allegations related to the Company’s disclosures in its registration statement and prospectus for its IPO. On July 4, 2014, we reached a confidential agreement in principle to settle all pending claims, subject to submission and approval by the court. On January 30, 2015, the court issued preliminary approval of the settlement in the amount of $1.8 million of which $1.6 million is covered by insurance. We expect final court approval of the settlement and termination of all proceedings in this matter in the second quarter of 2015.

On August 28, 2013, in the United States District Court, Western District of New York, six former tipped employees of various Joe’s Crab Shack locations filed a complaint against us and certain of our officers alleging that the employees were not paid the minimum wage required by federal law as well as the wage-hour laws of the respective states in which they worked. These former employees purport to represent a nationwide class of tipped employees on their federal claims and separate subclasses of tipped employees regarding their state law claims.  By order dated January 27, 2015, the court granted conditional certification to the class. We are vigorously contesting this matter and have answered and asserted affirmative defenses. Discovery as to all issues is now in the preliminary stages.  At this early stage, it is impossible to predict with any certainty whether the former employees will prevail or the amount of damages they might recover were they to prevail.

Note 11—Stock-Based Compensation

In May 2012, our stockholders approved the adoption of our 2012 Omnibus Incentive Plan (“2012 Plan”). Under the 2012 Plan, we are authorized to grant stock-based awards in the form of stock options, restricted stock, restricted stock units, SARs, and other stock-based awards. The maximum number of common shares reserved for the grant of awards under the 2012 Plan is 1,980,074, subject to adjustment as provided by the 2012 Plan. On July 23, 2013, our stockholders approved an amendment to our 2012 Plan to increase the aggregate number of shares of common stock which may be issued under the 2012 Plan by 1,200,000 shares to 3,180,074 shares. Other specific terms for awards granted under the 2012 Plan shall be determined by our board of directors (or a committee of its members). As of December 29, 2014, 1,043,716 shares were available for future grants under the 2012 Plan.

The following table summarizes the stock-based compensation expense recorded in the last three fiscal years (in thousands):

	Fiscal Year
	2014	2013	2012
Stock-based compensation expense	$3,383	$1,954	$628
Related tax benefit	(1,184)	(684)	(220)
	$2,199	$1,270	$408

As of December 29, 2014, we had unrecognized stock-based compensation expense of approximately $8.6 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.9 years.

Stock Appreciation Rights

Stock appreciation rights granted under the 2012 Plan generally vest over four years from the date of grant with 25% vesting each year following the date of grant. SARs may not have a term exceeding ten years from the date of grant. The weighted average grant date fair value of SARs granted during the fiscal years 2014, 2013 and 2012 was $6.34, $8.15 and $6.62, respectively.

Below is a summary of SARs activity during the fiscal year ended December 29, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2013	1,232,500	$16.32
Granted	671,340	$14.33
Forfeited	(333,792)	$16.18
Outstanding at December 29, 2014	1,570,048	$15.50	8.6	$24
Exercisable at December 29, 2014	334,750	$15.68	7.9	$-

The aggregate intrinsic value of SARs exercised during fiscal year 2013 was $3 thousand for which 97 shares were issued. No SARs were exercised during the fiscal years 2014 and 2012.

Restricted Stock

Restricted stock, which converts one for one at the end of the vesting period, has been granted to certain employees and independent directors. Restricted stock generally vests from one to five years from the date of grant.

The following table summarizes restricted stock activity for the fiscal year ended December 29, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 30, 2013	160,000	$12.47
Granted	511,956	$12.54
Vested	(47,980)	$13.10
Forfeited	(114,134)	$12.59
Nonvested at December 29, 2014	509,842	$12.41

The aggregate fair value of restricted stock that vested during the fiscal years 2014, 2013 and 2012 was $629 thousand, $210 thousand and $150 thousand, respectively. The weighted average grant date fair value of restricted stock granted in fiscal years 2014, 2013 and 2012 was $12.54, $12.55 and $13.92, respectively.

Unit Grants

Prior to the IPO, certain key members of the executive management team and certain members of the Board of Directors were granted common units of equity in JCS Holdings, LLC, Ignite’s former parent company, in conjunction with the Third Amended and Restated Limited Liability Company Operating Agreement (the “LLC Agreement”) under a Unit Grant Agreement. One-half of each recipient’s non-vested common unit award generally step vests for a period of five years, while the other half vests based on time and our performance, except for a certain executive grant that cliff vests after five years, and converts one common unit to one common share upon vesting. Performance conditions include pre-established annual and/or cumulative EBITDA thresholds, as defined in each employee’s unit agreement. No further grants will be issued under the Unit Grant Agreement.

The following table summarizes the activity of the common unit grants for the fiscal year ended December 29, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 30, 2013	123,380	$0.88
Vested	(105,484)	$0.76
Forfeited	(2,011)	$1.59
Unvested at December 29, 2014	15,885	$1.59

Since the former parent company’s membership interest had no active market, we estimated the fair value of each common unit for units granted on the date of grant based on a variety of considerations and assumptions, including but not limited to a third-party valuation, which utilized the market and income approaches with an appropriate discount factor for the common unit’s lack of marketability. No units were granted in fiscal years 2014, 2013 or 2012. The aggregate intrinsic value of common units that vested was approximately $1.5 million, $2 thousand and $1.0 million during fiscal years 2014, 2013 and 2012, respectively. The intrinsic value amount for 2014, 2013 and 2012 is based on the stock price of our common shares at the time of vesting.

Note 12—Related Parties

In the ordinary course of business, we transact with certain related parties. During 2012, we were billed approximately $0.4 million in management fees and out-of-pocket expenses by our ultimate parent. These expenses are included in general and administrative expenses in our consolidated statements of operations. After the completion of our IPO in 2012, we terminated our management agreement with our ultimate parent and paid a $1.0 million fee in connection with the termination.

Note 13—Supplemental Disclosure of Cash Flow Information

The following table sets forth certain cash and non-cash activities as follows (in thousands):

	2014	2013	2012
Cash paid for interest (net of capitalized interest)	$7,360	$4,333	$6,198
Cash paid for income tax	$1,975	$1,704	$3,828
Supplemental noncash investing and financing activities
Decrease in unpaid liabilities for property and equipment	$(333)	$(199)	$(495)
Fair value of assets acquired in the Romano's Macaroni Grill acquisition	$-	$112,655	$-
Fair value of liabilities assumed in the Romano's Macaroni Grill acquisition	$-	$57,465	$-

Note 14—Segment Information

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Fiscal Year
	2014	2013	2012
Revenues
Joe's Crab Shack	$432,969	$447,771	$418,904
Brick House Tavern + Tap	70,539	51,380	46,152
Romano's Macaroni Grill	333,677	261,697	-
	$837,185	$760,848	$465,056

Income (loss) from operations
Joe's Crab Shack	$21,458	$45,635	$45,272
Brick House Tavern + Tap	3,828	1,197	1,391
Romano's Macaroni Grill	(16,917)	(19,901)	-
Corporate	(30,023)	(41,824)	(26,033)
	$(21,654)	$(14,893)	$20,630

Depreciation and amortization
Joe's Crab Shack	$18,654	$16,970	$14,323
Brick House Tavern + Tap	4,190	3,403	3,426
Romano's Macaroni Grill	9,873	6,092	-
Corporate	1,057	1,042	823
	$33,774	$27,507	$18,572

Capital expenditures
Joe's Crab Shack	$19,390	$37,341	$42,699
Brick House Tavern + Tap	5,502	11,069	716
Romano's Macaroni Grill	1,367	1,546	-
Corporate	967	1,408	811
	$27,226	$51,364	$44,226

	December 29, 2014	December 30, 2013
Property and equipment, net
Joe's Crab Shack	$149,105	$151,384
Brick House Tavern + Tap	40,715	39,219
Romano's Macaroni Grill	43,012	54,541
Corporate	3,122	3,363
	$235,954	$248,507

Goodwill and other intangible assets, net
Joe's Crab Shack	$3,981	$4,403
Brick House Tavern + Tap	1,946	625
Romano's Macaroni Grill	23,039	31,234
Corporate	13	15
	$28,979	$36,277

Note 15—Quarterly Financial Information (Unaudited)

The following table summarizes unaudited quarterly data for 2014 and 2013 (in thousands, except per share data):

	Fiscal Year 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$214,859	$229,847	$215,228	$177,251
Net income (loss)(1)	$(265)	$1,767	$(6,530)	$(48,521)
Net income (loss) per share
Basic and diluted	$(0.01)	$0.07	$(0.25)	$(1.89)

	Fiscal Year 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$118,240	$228,132	$227,626	$186,850
Net income (loss)(2)	$2,185	$(2,462)	$(1,937)	$(4,371)
Net income (loss) per share
Basic and diluted	$0.09	$(0.10)	$(0.08)	$(0.17)

________________________

(1)

Full year 2014 net loss includes $3.9 million of costs related to conversions, remodels and closures ($1.0 million loss in the first quarter, $0.2 million loss in the second quarter, $3.0 million loss in the third quarter and a $0.3 million gain in the fourth quarter); $2.2 million in debt issuance cost write-offs (in the third quarter); $8.7 million in asset impairment ($1.8 million in the third quarter and $6.9 million in the fourth quarter); $0.5 million in transaction costs related to debt refinancing and other strategic initiatives ($0.1 million in the second quarter and $0.4 million in the third quarter); and $36.0 million in deferred tax asset valuation allowance in the fourth quarter.

(2)

Full year 2013 net loss includes $6.8 million in transaction costs related to acquisition-related and proposed secondary offering expenses ($1.0 million in the first quarter, $4.5 million in the second quarter and $1.3 million in the third quarter); $0.7 million in asset impairment (in the fourth quarter); $1.2 million gain in insurance settlements ($0.3 million in the first quarter, $0.3 million in the third quarter and $0.6 million in the fourth quarter); and $0.5 million in debt issuance cost write-offs (in the second quarter).

Note 16—Subsequent Event

On March 7, 2015, we entered into a definitive agreement to sell Macaroni Grill. Under terms of the agreement, we will receive approximately $8.0 million in cash, prior to any adjustments for transaction related costs. The transaction is expected to close by April 10, 2015. We expect to record a material non-cash loss in the first half of 2015 for the amount by which the net assets of Macaroni Grill exceed the sales price on the closing date of the sale.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that the information required to be disclosed in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the company with the participation of its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 29, 2014, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2014.

Management’s Report on Internal Control over Financial Reporting and Procedures

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 29, 2014.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will appear in and is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2015.

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

Filed as Exhibit 2.1 of registrant’s Current Report on Form 8-K as filed with the Commission on February 7, 2013 and incorporated herein by reference.
2.2	First Amendment to the Purchase Agreement, dated as of April 8, 2013, by and between Ignite Restaurant Group, Inc. and Restaurant Holdings LLC—Series A (on behalf of the Sellers).	Filed as Exhibit 2.1 of registrant’s Current Report on Form 8-K as filed with the Commission on April 11, 2013 and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of Ignite Restaurant Group, Inc.	Filed as Exhibit 3.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended June 18, 2012 as filed with the Commission on October 30, 2012 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Ignite Restaurant Group, Inc.	Filed as Exhibit 3.2 of registrant’s Quarterly Report on Form 10-Q for the quarter ended June 18, 2012 as filed with the Commission on October 30, 2012 and incorporated herein by reference.
4.1	Specimen Common Stock Certificate.	Filed as Exhibit 4.1 of registrant’s Amendment No. 4 to Form S-1 (No. 333-175878) as filed with the Commission on April 24, 2012 and incorporated herein by reference.
10.1*	Ignite Restaurant Group, Inc. 2012 Omnibus Incentive Plan.	Filed as Appendix A of registrant’s Definitive Proxy Statement as filed with the Commission on July 8, 2013 and incorporated herein by reference.
10.2*	Amendment No. 1 to Ignite Restaurant Group, Inc. 2012 Omnibus Incentive Plan.	Filed as Exhibit 10.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2013 as filed with the Commission on August 12, 2013 and incorporated herein by reference.
10.3*	Offer Term Sheet, effective as of May 21, 2007, between Joe’s Crab Shack Holdings, Inc. and Raymond A. Blanchette, III.	Filed as Exhibit 10.3 of registrant’s Amendment No. 4 to Form S-1 (No. 333-175878) as filed with the Commission on April 24, 2012 and incorporated herein by reference.
10.4*	Form of JCS Holdings, LLC Unit Grant Agreement	Filed as Exhibit 10.4 of registrant’s Amendment No. 4 to Form S-1 (No. 333-175878) as filed with the Commission on April 24, 2012 and incorporated herein by reference.
10.5*	Form of Restricted Stock Agreement	Filed as Exhibit 10.1 of registrant’s Current Report on Form 8-K filed with the Commission on December 10, 2013 and incorporated herein by reference.
10.6	Third Amended and Restated Limited Liability Company Operating Agreement of JCS Holdings, LLC.	Filed as Exhibit 10.5 of registrant’s Amendment No. 4 to Form S-1 (No. 333-175878) as filed with the Commission on April 24, 2012 and incorporated herein by reference.
10.7	First Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of JCS Holdings, LLC.	Filed as Exhibit 10.10 of registrant’s Amendment No. 7 to Form S-1 (No. 333-175878) as filed with the Commission on May 8, 2012 and incorporated herein by reference.
10.8	Management Agreement, by and between J.H. Whitney Capital Partners, LLC, JCS Holdings, LLC, Ignite Restaurant Group, Inc. and certain of its subsidiaries party thereto.	Filed as Exhibit 10.6 of registrant’s Amendment No. 4 to Form S-1 (No. 333-175878) as filed with the Commission on April 24, 2012 and incorporated herein by reference.
10.9*	Form of Directors and Officers Indemnification Agreement.	Filed as Exhibit 10.12 of registrant’s Amendment No. 7 to Form S-1 (No. 333-175878) as filed with the Commission on May 8, 2012 and incorporated herein by reference.

Exhibit No.	Description
10.10	Registration Rights Agreement, dated as of May 16, 2012, by and among Ignite Restaurant Group, Inc. and J.H. Whitney VI, L.P. and the stockholders set forth in Schedule I attached thereto.	Filed as Exhibit 10.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended June 18, 2012 as filed with the Commission on October 30, 2012 and incorporated herein by reference.
10.11

Credit Agreement, dated as of October 29, 2012, by and among Ignite Restaurant Group, Inc., the financial institutions party thereto, as lenders, KeyBank National Association, as joint lead arranger, joint book runner and administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book runner and Bank of America, N.A., as syndication agent.

Filed as Exhibit 10.14 of registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Commission on March 20, 2013 and incorporated herein by reference.
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

Filed as Exhibit 10.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2013 as filed with the Commission on May 7, 2013 and incorporated herein by reference.
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

Filed as Exhibit 10.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 as filed with the Commission on November 5, 2013 and incorporated herein by reference.
10.14

Credit and Security Agreement, dated as of August 13, 2014, by and among Ignite Restaurant Group, Inc., the financial institutions party thereto, as lenders, Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC and KeyBanc Capital Markets Inc., as joint lead arrangers and joint book runners, and KeyBank National Association, as syndication agent.

Filed as Exhibit 10.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2014 as filed with the Commission on October 30, 2014 and incorporated herein by reference.
10.15*	Offer Letter, effective as of November 26, 2012, between Ignite Restaurant Group, Inc. and Michael J. Dixon.	Filed as Exhibit 10.15 of registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Commission on March 20, 2013 and incorporated herein by reference.
10.16*	Separation and Release Agreement, dated as of December 10, 2012, between Ignite Restaurant Group, and Jeffrey L. Rager.	Filed as Exhibit 10.16 of registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Commission on March 20, 2013 and incorporated herein by reference.
10.17*	Separation and Release Agreement, dated as of April 1, 2013, by and among Ignite Restaurant Group, Inc. and Kevin T. Cottingim.	Filed as Exhibit 10.2 of registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2013 as filed with the Commission on May 7, 2013 and incorporated herein by reference.
10.18*	Offer Letter, effective as of February 28, 2013, between Ignite Restaurant Group, Inc. and David Catalano.	Filed as Exhibit 10.3 of registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2013 as filed with the Commission on May 7, 2013 and incorporated herein by reference.

Exhibit No.	Description
10.19*	Separation and Release Agreement, dated as of January 27, 2014, by and among Ignite Restaurant Group, Inc. and James W. Kuhn.	Filed as Exhibit 10.18 of registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Commission on March 5, 2014 and incorporated herein by reference.
21.1	List of Subsidiaries of Ignite Restaurant Group, Inc.	Filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.
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
101

The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to the Consolidated Financial Statements.

________________________

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGNITE RESTAURANT GROUP, INC.

March 13, 2015	By:	/s/ Raymond A. Blanchette, III
		Name:	Raymond A. Blanchette, III
		Title:	Chief Executive Officer (Principal Executive Officer)

March 13, 2015	By:	/s/ Michael J. Dixon
		Name:	Michael J. Dixon
		Title:	President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2015.

/s/ Paul R. Vigano	Chairman of the Board
Paul R. Vigano

/s/ Raymond A. Blanchette, III	Chief Executive Officer and Director
Raymond A. Blanchette, III

/s/ Brad A. Leist	Principal Accounting Officer
Brad A. Leist

/s/ Ann Iverson	Director
Ann Iverson

/s/ Shauna R. King	Director
Shauna R. King

/s/ Robert S. Merritt	Director
Robert S. Merritt

/s/ Tamara Polewik	Director
Tamara Polewik

/s/ Joseph Stein	Director
Joseph Stein