Form 10-Q
period 2015-03-30
Ignite Restaurant Group, Inc.
filed 2015-05-04
CIK 1526796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2015

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 10, 2015 was 26,144,441.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	March 30, 2015	December 29, 2014

ASSETS
Current assets
Cash and cash equivalents	$32,100	$20,564
Accounts receivable, net	8,308	7,992
Inventories	6,487	5,848
Other current assets	6,241	6,614
Assets held for sale	51,964	82,465
Total current assets	105,100	123,483

Property and equipment, net	191,274	192,942
Intangible assets, net	5,825	5,940
Other assets	6,769	5,355
Total assets	$308,968	$327,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$18,152	$15,651
Accrued liabilities	30,502	29,002
Current portion of debt obligations	1,650	1,650
Liabilities associated with assets held for sale	44,671	47,986
Total current liabilities	94,975	94,289

Long-term debt obligations	160,758	161,052
Deferred rent	19,891	19,457
Other long-term liabilities	3,252	1,623
Total liabilities	278,876	276,421

Commitments and contingencies (Note 6)

Stockholders' equity
Preferred stock, $0.01 par value per share, 100,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 500,000 shares authorized; 26,150 and 26,183 shares issued and outstanding, respectively	257	257
Additional paid-in capital	91,971	90,943
Accumulated deficit	(62,136)	(39,901)
Total stockholders' equity	30,092	51,299
Total liabilities and stockholders' equity	$308,968	$327,720

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

(Unaudited)

	Thirteen Weeks Ended March 30, 2015	Thirteen Weeks Ended March 31, 2014

Revenues	$122,219	$123,095
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	38,601	39,035
Labor expenses	34,817	35,748
Occupancy expenses	10,222	9,500
Other operating expenses	22,099	21,000
General and administrative	8,395	10,643
Depreciation and amortization	6,229	5,822
Pre-opening costs	468	204
Asset impairments and closures	30	84
Loss on disposal of assets	158	172
Total costs and expenses	121,019	122,208
Income from operations	1,200	887
Interest expense, net	(3,876)	(1,878)
Loss from continuing operations before income taxes	(2,676)	(991)
Income tax expense (benefit)	520	(1,136)
Income (loss) from continuing operations	(3,196)	145
Loss from discontinued operations (net of tax expense of $366 and tax benefit of $1,178 for the thirteen weeks ended March 30, 2015 and March 31, 2014, respectively)	(19,039)	(410)
Net loss	$(22,235)	$(265)

Basic and diluted net loss per share data:
Net income (loss) per share
Basic and diluted
Income (loss) from continuing operations	$(0.12)	$0.01
Loss from discontinued operations	$(0.74)	$(0.02)
Net loss	$(0.87)	$(0.01)

Weighted average shares outstanding
Basic	25,674	25,639
Diluted	25,674	25,680

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Thirteen Weeks Ended March 30, 2015	Thirteen Weeks Ended March 31, 2014
Cash flows from operating activities
Net loss	$(22,235)	$(265)
Loss from discontinued operations, net of tax	19,039	410
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,229	5,822
Amortization of debt issuance costs	265	197
Amortization of debt discount	119	-
Stock-based compensation	863	484
Deferred income tax	(498)	(1,583)
Non-cash loss on disposal of assets	130	172
Decrease (increase) in operating assets:
Accounts receivable	(1,270)	488
Inventories	(639)	(894)
Other operating assets	(398)	(211)
Increase in operating liabilities:
Accounts payable and accrued liabilities	7,013	4,766
Other operating liabilities	1,865	584
Net cash provided by operating activities - continuing operations	10,483	9,970
Net cash provided by (used in) operating activities - discontinued operations	3,177	(1,063)
Net cash provided by operating activities	13,660	8,907
Cash flows from investing activities
Purchases of property and equipment	(5,698)	(3,327)
Proceeds from disposal of assets	31	43
Net cash used in investing activities - continuing operations	(5,667)	(3,284)
Net cash provided by (used in) investing activities - discontinued operations	4,639	(139)
Net cash used in investing activities	(1,028)	(3,423)
Cash flows from financing activities
Borrowings on revolving credit facility	-	43,600
Payments on revolving credit facility	-	(48,407)
Payments on long-term debt	(407)	(600)
Taxes paid related to net share settlement of equity awards	-	(3)
Net cash used in financing activities	(407)	(5,410)
Net increase in cash and cash equivalents	12,225	74
Change in cash and cash equivalents - discontinued operations	(689)	(1,351)
Cash and cash equivalents at beginning of period	20,564	3,836
Cash and cash equivalents at end of period	$32,100	$2,559

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

As of March 30, 2015, Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) owned and operated three full service, casual dining restaurant brands under the names Joe’s Crab Shack (“Joe’s”), Brick House Tavern + Tap (“Brick House”) and Romano’s Macaroni Grill (“Macaroni Grill”). As of March 30, 2015, we owned and operated 138 Joe’s restaurants, 23 Brick House restaurants and 145 Macaroni Grill restaurants in 36 states within the United States, and franchised 25 Macaroni Grill restaurants within the United States and foreign countries. On April 17, 2015, we completed the sale of Macaroni Grill (see Note 2).

J.H. Whitney VI, L.P., an affiliate of J.H. Whitney Capital Partners, LLC, currently owns approximately 66.4% of our total outstanding common stock.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X, and hence, the financial statements do not contain certain information included in our annual financial statements and notes thereto. We have made adjustments consisting of normal recurring adjustments that are, in our opinion, necessary for a fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015. The December 29, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ignite and its wholly-owned subsidiaries as of March 30, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. The assets and associated liabilities of Macaroni Grill have been reclassified as held for sale as of March 30, 2015 and December 29, 2014. The operating results of Macaroni Grill for the current and prior periods have been aggregated and reclassified as discontinued operations in our condensed consolidated statements of operations for the thirteen weeks ended March 30, 2015 and March 31, 2014. See Note 2.

Fiscal Year

Our fiscal year ends on the Monday nearest to December 31 of each year. Our quarterly accounting periods are comprised of four equal 13-week periods, except for 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks. Fiscal years 2015 and 2014 are 52-week years.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued a converged standard on revenue recognition, Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. Its disclosure guidance requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations; significant judgments and changes in judgments; and assets recognized from the costs to obtain or fulfill a contract. This ASU is effective for us for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. This ASU permits the use of either the retrospective or cumulative effect transition method. We are evaluating the impact of this guidance on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the impact of the standard on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards. Specifically, ASU No. 2014-15 (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effects of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. This update is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We have evaluated the ASU and determined that it has no material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items, to simplify income statement classification by removing the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The standard is effective for both public and private companies for periods beginning after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. Upon adoption, a reporting entity may elect prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed. We have evaluated the ASU and determined that it has no material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, to simplify the presentation of debt issuance costs in the balance sheet. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note, and that amortization of debt issuance costs also shall be reported as interest expense. The ASU does not affect the current guidance on the recognition and measurement of debt issuance costs. The update is effective for us in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods presented. We have evaluated the ASU and determined that it has no material impact on our consolidated financial statements.

Note 2 — Sale of Macaroni Grill

On April 17, 2015, we completed the sale of Macaroni Grill for $7.3 million, net of directly related selling expenses. We recorded a $22.4 million impairment charge, which is included in loss from discontinued operations in our condensed consolidated statements of operations, during the thirteen weeks ended March 30, 2015 to write down the net assets of Macaroni Grill to their estimated fair value less cost to sell. The assets and associated liabilities of Macaroni Grill subject to the sale have been reclassified as held for sale as of March 30, 2015 and December 29, 2014. The operating results of Macaroni Grill for the current and prior periods have been aggregated and reclassified as discontinued operations in our condensed consolidated statements of operations for the thirteen weeks ended March 30, 2015 and March 31, 2014.

The following tables present the carrying amounts of the major classes of assets and liabilities associated with the held for sale business of Macaroni Grill (in thousands):

	March 30, 2015	December 29, 2014
Assets held for sale
Accounts receivable, net	$2,662	$4,721
Inventories	2,844	3,471
Other current assets	1,713	3,031
Property and equipment, net	40,775	43,012
Intangible assets, net	21,925	23,039
Other assets	4,465	5,191
Total	74,384	82,465
Less: Impairment on assets held for sale	22,420	-
	$51,964	$82,465

Liabilities associated with assets held for sale
Accounts payable	$9,751	$9,730
Accrued liabilities	21,011	22,507
Current deferred tax liability	3,347	-
Deferred rent	4,493	4,799
Unfavorable leases	5,151	5,385
Noncurrent deferred tax liability	-	4,450
Other long-term liabilities	918	1,115
	$44,671	$47,986

Significant items that comprise loss from discontinued operations, net of tax are presented below (in thousands):

	Thirteen Weeks Ended March 30, 2015	Thirteen Weeks Ended March 31, 2014
Revenues	$76,046	$91,764
Cost of sales	$19,850	$24,383
Labor expenses	$26,649	$31,099
Occupancy expenses	$8,510	$9,958
Other operating expenses	$15,775	$23,001
General and administrative	$2,177	$1,631
Asset impairments and closures	$22,801	$873
Loss from discontinued operations before income taxes	$(18,673)	$(1,588)

Note 3 — Selected Balance Sheet Accounts

The components of other current assets are as follows (in thousands):

	March 30, 2015	December 29, 2014
Prepaid rent	$2,313	$939
Prepaid insurance	1,596	1,461
Prepaid taxes	61	1,321
Deferred income taxes	-	335
Other	2,271	2,558
	$6,241	$6,614

Intangible assets consist of the following (in thousands):

	March 30, 2015			December 29, 2014
	Cost	Accumulated Amortization and Impairment	Carrying Value	Cost	Accumulated Amortization and Impairment	Carrying Value
Definite lived:
Trademarks	$4,580	$3,686	$894	$4,580	$3,571	$1,009
Indefinite lived:
Liquor licenses	4,931	-	4,931	4,931	-	4,931
	$9,511	$3,686	$5,825	$9,511	$3,571	$5,940

The components of accrued liabilities are as follows (in thousands):

	March 30, 2015	December 29, 2014
Payroll and related costs	$9,046	$7,245
Insurance	6,411	7,642
Interest	3,448	1,865
Sales and alcohol taxes	2,920	1,807
Deferred gift card revenue	2,900	3,598
Utilities	1,506	1,258
Property taxes	1,351	2,632
Professional fees	687	1,072
Current deferred tax liability	567	-
Other	1,666	1,883
	$30,502	$29,002

Note 4 — Debt Obligations

Debt obligations consisted of the following (in thousands):

	March 30, 2015	December 29, 2014
Term loan, due February 2019	$164,587	$165,000
Less unamortized debt discount	2,179	2,298
Total debt, net of debt discount	162,408	162,702
Less current portion	1,650	1,650
Long-term debt obligations	$160,758	$161,052

On August 13, 2014, we entered into a new senior secured credit facility (“2014 Credit Agreement”), which consists of a $30.0 million revolving credit facility (“2014 Revolving Credit Facility”) and a $165.0 million term loan (“2014 Term Loan”), which both mature on February 13, 2019. The 2014 Term Loan was issued at 98.5% of par. The principal amount of the 2014 Term Loan is payable in consecutive quarterly installments of $412,500, commencing on December 31, 2014, with the balance payable in full at maturity. At closing, we repaid the balance of our previously amended 2013 Credit Facility using the proceeds from the 2014 Term Loan.

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan was 8.0% as of March 30, 2015. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

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

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of March 30, 2015.

We wrote off $2.2 million of debt issuance costs related to the 2013 Credit Facility, and at closing paid $4.8 million in additional debt issuance costs. The debt issuance costs paid at closing and the remaining unamortized debt issuance costs from the 2013 Credit Facility are recorded in other assets and are amortized over the term of the 2014 Credit Agreement. The debt discount is included as a reduction to the carrying value of the debt obligations and is amortized over the term of the 2014 Term Loan using the effective interest rate method.

The weighted average interest rate on the 2014 Credit Agreement at March 30, 2015 was 8.0%. As of March 30, 2015, we had outstanding letters of credit of approximately $7.8 million and available borrowing capacity of approximately $22.2 million under the 2014 Revolving Credit Facility.

The carrying value of our long-term debt approximates fair value. The estimate of the fair value of our debt is based on observable market information from a third party pricing source, which is classified as a level 2 input within the fair value hierarchy.

Note 5 — Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, while diluted net income (loss) per share is computed using the weighted average number of common shares outstanding plus all potentially dilutive common share equivalents outstanding during the period. The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Thirteen Weeks Ended March 30, 2015	Thirteen Weeks Ended March 31, 2014
Denominator:
Basic weighted average shares outstanding	25,674	25,639
Effect of dilutive securities	-	41
Diluted weighted average shares outstanding	25,674	25,680

For the thirteen weeks ended March 30, 2015, we excluded 1.5 million stock appreciation rights and 473 thousand shares of restricted stock from the calculation of diluted net loss per share because their effect was anti-dilutive. For the thirteen weeks ended March 31, 2014, we included 471 thousand shares of restricted stock outstanding in the calculation of diluted net loss per share and excluded 1.1 million stock appreciation rights because their effect was anti-dilutive.

Note 6 — Commitments and Contingencies

In the ordinary course of our business affairs and operations, we are subject to possible loss contingencies arising from third-party litigation and federal, state and local environmental, health and safety laws and regulations.

Litigation

We are a defendant or otherwise involved in a number of lawsuits in the ordinary course of business, including personal injury claims, contract claims, claims alleging violation of federal and state law regarding workplace and employment matters, discrimination claims and similar matters. When the potential liability can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. We believe that the ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial position, results of operations, or cash flows.

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

On August 28, 2013, in the United States District Court, Western District of New York, six former tipped employees of various Joe’s Crab Shack locations filed a complaint against us and certain of our officers alleging that the employees were not paid the minimum wage required by federal law as well as the wage-hour laws of the respective states in which they worked. These former employees purport to represent a nationwide class of tipped employees on their federal claims and separate subclasses of tipped employees regarding their state law claims. By order dated January 26, 2015, the court granted conditional certification to the class. We are vigorously contesting this matter and have answered and asserted affirmative defenses. Discovery as to all issues is now in the preliminary stages. At this early stage, it is impossible to predict with any certainty whether the former employees will prevail or the amount of damages they might recover were they to prevail.

Note 7 — Income Taxes

Our effective tax rate from continuing operations is generally the combined federal and state statutory rate reduced by the effect of tax credits primarily due to the tax benefit of FICA tax credits for employee reported tip income. The effective tax rate from continuing operations for the thirteen weeks ended March 30, 2015 was an expense of 19.4%, while the effective tax rate from continuing operations for the thirteen weeks ended March 31, 2014 was a benefit of 114.6%. The change in the effective tax rate is primarily due to the valuation allowance in the current quarter and the change in FICA tax credits being generated in the current quarter compared to the prior year quarter proportionate to the loss before income taxes.

Income taxes for the thirteen weeks ended March 30, 2015 and March 31, 2014 were estimated using the discrete method, which was based on actual year-to-date loss before income taxes and estimated tax credits generated primarily related to FICA and Medicare taxes paid on employee tip income. We believe that this method yields a more reliable income tax calculation for the interim periods. The estimated annual effective tax rate method was not reasonable due to its sensitivity to small changes in forecasted annual earnings before income taxes, which would result in significant variations in the customary relationship between income tax expense and earnings before income taxes for interim periods.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of our credit carryforwards which begin to expire in 2031. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. According to ASC Topic No. 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Therefore, during the first quarter of 2015, we recorded a valuation allowance of $10.4 million against primarily all our deferred tax assets, of which approximately $2.1 million was for continuing operations and approximately $8.3 million was for discontinued operations. If we are able to generate sufficient taxable income in the future and it becomes more likely than not that we will be able to fully utilize the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease if the valuation allowance is reversed.

Note 8 — Segment Information

All of our restaurants compete in the full-service casual dining industry. Our brands also possess similar production methods, distribution methods, and economic characteristics, resulting in similar long-term expected financial performance characteristics. Considering the future growth plans of Brick House, we believe reporting information about each of our brands would be useful to readers of our financial statements and is consistent with how management evaluates brand performance. We also believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs, asset impairments and closures, and loss on disposal of assets. Unallocated corporate expenses, capital expenditures, property and equipment, and intangibles assets are presented below as reconciling items to the amounts presented in the condensed consolidated financial statements.

The following tables present information about our reportable segments for the respective periods (in thousands).

	Thirteen Weeks Ended March 30, 2015	Thirteen Weeks Ended March 31, 2014
Revenues
Joe's Crab Shack	$103,109	$105,332
Brick House Tavern + Tap	19,110	17,763
	$122,219	$123,095

Income (loss) from operations
Joe's Crab Shack	$6,507	$7,777
Brick House Tavern + Tap	1,221	1,795
Corporate	(6,528)	(8,685)
	$1,200	$887

Depreciation and amortization
Joe's Crab Shack	$4,860	$4,555
Brick House Tavern + Tap	1,082	1,022
Corporate	287	245
	$6,229	$5,822

Capital expenditures
Joe's Crab Shack	$1,011	$1,964
Brick House Tavern + Tap	4,471	1,251
Corporate	216	112
	$5,698	$3,327

Property and equipment, net
Joe's Crab Shack	$145,010	$149,105
Brick House Tavern + Tap	43,211	40,715
Corporate	3,053	3,122
	$191,274	$192,942

Intangible assets, net
Joe's Crab Shack	$3,875	$3,981
Brick House Tavern + Tap	1,938	1,946
Corporate	12	13
	$5,825	$5,940

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations with the consolidated financial statements and related notes included elsewhere herein. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward-Looking Statements” in our most recent Annual Report on Form 10-K for the fiscal year ended December 29, 2014. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends on the Monday nearest to December 31 of each year. Our quarterly accounting periods are comprised of 13 weeks, except for 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks. Fiscal years 2015 and 2014 are 52-week years.

Overview

As of March 30, 2015, Ignite Restaurant Group, Inc. operated three restaurant brands in the casual dining segment, Joe’s Crab Shack (“Joe’s”), Brick House Tavern + Tap (“Brick House”) and Romano’s Macaroni Grill (“Macaroni Grill”). Each of our restaurant brands offers a variety of high-quality food in a distinctive, casual, high-energy atmosphere. Joe’s, Brick House and Macaroni Grill operate in a diverse set of markets across the United States and internationally. As of March 30, 2015, we owned and operated 138 Joe’s restaurants, 23 Brick House restaurants and 145 Macaroni Grill restaurants in 36 states, and franchised 25 Macaroni Grill restaurants within the United States and foreign countries. On April 17, 2015, we completed the sale of Macaroni Grill.

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

During the thirteen weeks ended March 30, 2015, we opened two company-owned Brick House restaurants, which are conversions from Macaroni Grill restaurants. We also closed one company-owned Joe’s restaurant.

Discontinued Operations

We acquired Macaroni Grill in April 2013 with the intent of reviving the brand and making it a positive contributor to our earnings. We implemented a number of operations and marketing strategies since our acquisition of Macaroni Grill, including a 22% reduction in the number of restaurants and the roll out of Romano’s Kitchen Counter. While these initiatives improved results, Macaroni Grill is still a negative contributor to our overall results. During the fourth quarter of 2014, we began to evaluate various strategic alternatives for this brand, including continued real estate portfolio reduction and sale of the entire business.

On March 7, 2015, we entered into a definitive agreement to sell Macaroni Grill. On April 17, 2015, we completed the sale of Macaroni Grill for $7.3 million, net of directly related selling expenses. We recorded a $22.4 million impairment charge, which is included in loss from discontinued operations in our condensed consolidated statements of operations, during the thirteen weeks ended March 30, 2015 to write down the net assets of Macaroni Grill to their estimated fair value less cost to sell. We intend to use the net proceeds from the sale primarily for new restaurant development.

We believe that our plan to exit the Macaroni Grill business was a strategic shift in our operations which will have a significant effect on our operations and financial results. Hence, we considered Macaroni Grill as a discontinued operation. The assets and associated liabilities of Macaroni Grill subject to the sale have been reclassified as held for sale as of March 30, 2015 and December 29, 2014. The operating results of Macaroni Grill for the current and prior periods have been aggregated and reclassified as discontinued operations in our condensed consolidated statements of operations for the thirteen weeks ended March 30, 2015 and March 31, 2014.

Outlook

Our near term business strategy focuses on two primary elements: increasing comparable restaurant sales at Joe’s and continuing the growth of our Brick House brand through comparable restaurant sales growth and new unit development.

We have continued our growth at Brick House with two new Brick House restaurants opening in the first quarter of 2015. We also continue to experience positive momentum in the brand with same store sales increasing 5.4% from the prior year. However, we have been experiencing a decline in the operating performance at Joe’s most significantly in the Northeast region. The 16 Northeast stores represent about 11% of our total Joe’s stores but accounted for 43% of the comparable sales decline in the first quarter of 2015. We have launched several initiatives including various new menu items along with an updated local and national marketing plan in order to improve sales and margins. In addition, indications for fiscal 2015 are that shellfish and shrimp pricing will be favorable to 2014 pricing. However, there can be no assurance that pricing on shrimp and shellfish will be more favorable in 2015 or that these initiatives, or other changes we implement, will increase guest traffic or improve the performance at our Joe’s restaurants. We have also undertaken an effort to streamline our operations which will give us a more efficient management reporting structure and allow us to reduce general and administrative expenses.

Additional declines in the operating performance at Joe’s could cause us to close underperforming restaurants which may require us to recognize asset impairment or closure-related expenses and increase our valuation allowance during 2015 against some or all of our deferred tax assets.

For the remainder of the fiscal year, we may open as many as two new restaurants.

Results of Operations (Thirteen Weeks Ended March 30, 2015 Compared to Thirteen Weeks Ended March 31, 2014)

The following table presents the condensed consolidated statement of operations for the thirteen weeks ended March 30, 2015 and March 31, 2014, expressed as a percentage of revenue.

	Thirteen Weeks Ended
	March 30, 2015	March 31, 2014

Revenues	100.0%	100.0%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	31.6	31.7
Labor expenses	28.5	29.0
Occupancy expenses	8.4	7.7
Other operating expenses	18.1	17.1
General and administrative	6.9	8.6
Depreciation and amortization	5.1	4.7
Pre-opening costs	0.4	0.2
Asset impairments and closures	0.0	0.1
Loss on disposal of assets	0.1	0.1

Total costs and expenses	99.0	99.3

Income from operations	1.0	0.7
Interest expense, net	(3.2)	(1.5)

Loss from continuing operations before income taxes	(2.2)	(0.8)
Income tax expense (benefit)	0.4	(0.9)
Income (loss) from continuing operations	(2.6)	0.1
Loss from discontinued operations, net	(15.6)	(0.3)

Net loss	(18.2)%	(0.2)%

*	The percentages reflected are subject to rounding adjustments. They may not foot due to rounding.

The following table sets forth additional operating information for the periods indicated that we use in assessing our performance:

	Thirteen Weeks Ended March 30, 2015	Thirteen Weeks Ended March 31, 2014
	(dollars in thousands)
Selected Other Data(1):
Number of restaurants open (end of period):
Joe's Crab Shack	138	136
Brick House Tavern + Tap	23	20
Total restaurants - continuing operations	161	156

Restaurant operating weeks
Joe's Crab Shack	1,805	1,768
Brick House Tavern + Tap	279	260

Average weekly sales
Joe's Crab Shack	$57	$60
Brick House Tavern + Tap	$68	$68

Change in comparable restaurant sales
Joe's Crab Shack	(3.8)%	(6.0)%
Brick House Tavern + Tap	5.4%	10.0%

Income (loss) from operations
Joe's Crab Shack	$6,507	$7,777
Brick House Tavern + Tap	$1,221	1,795
Corporate	$(6,528)	(8,685)
Total - continuing operations	$1,200	$887

Adjusted income (loss) from continuing operations(2)	$(1,040)	$145

(1)	Includes only results of Joe’s and Brick House due to the reclassification of Macaroni Grill’s operations to discontinued operations.
(2)

A reconciliation and discussion of this non-GAAP financial measure is included below under “Non-GAAP Financial Measures.” This measure should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

Revenues

Revenues were $122.2 million during the thirteen weeks ended March 30, 2015, a decrease of $0.9 million, or 0.7%, compared to revenues of $123.1 million during the thirteen weeks ended March 31, 2014. The decrease was primarily caused by the 3.8% decrease in comparable restaurant sales for Joe’s, partially offset by the 5.4% increase in comparable restaurant sales for Brick House and the increase in operating weeks for both brands.

Revenues at Joe’s decreased 2.1% to $103.1 million in the first quarter of 2015 versus $105.3 million in the first quarter of 2014. This decrease was primarily due to a 3.8% decrease in comparable restaurant sales, partially offset by an increase in operating weeks from the prior year. The comparable restaurant sales decrease was comprised of a 6.1% decrease in guest count, offset partially by a 1.9% increase in pricing and a 0.4% increase in mix. The Northeast region, which includes 16 restaurants, accounted for 43% of the decline in comparable restaurant sales.

Brick House revenues increased 7.6% to $19.1 million in the first quarter of 2015 versus $17.8 million in the first quarter of 2014 due to a 5.4% increase in comparable restaurant sales and three new restaurant openings since the first quarter of 2014. The comparable restaurant sales increase was comprised of a 1.6% increase in pricing and a 3.8% increase from guest count and mix.

Cost of Sales

Cost of sales decreased by $0.4 million, or 1.1%, to $38.6 million in the first quarter of 2015 versus $39.0 million in the comparable period of 2014. This decrease primarily reflects the reduction in sales volume. As a percent of revenue, cost of sales slightly decreased to 31.6% from 31.7% in the prior year.

Labor Expenses

Labor expenses decreased by $0.9 million, or 2.6%, to 34.8 million in the current year first quarter versus $35.7 million in the comparable period last year. The decrease was primarily due to the decrease in sales volume and increased productivity at comparable restaurants. Labor expenses, as a percent of revenue, decreased to 28.5% from 29.0% due to increased productivity.

Occupancy Expenses

Occupancy expenses increased by $0.7 million, or 7.6%, to $10.2 million in the current year first quarter versus $9.5 million in the comparable period last year. The increase was primarily due to the increase in operating weeks. As a percent of revenue, occupancy expenses increased to 8.4% from 7.7% primarily due to deleverage from the lower sales volumes.

Other Operating Expenses

Other operating expenses increased by $1.1 million, or 5.2%, to $22.1 million in the current year first quarter compared to $21.0 million in the comparable prior year period. This increase was primarily due to increased advertising spending and higher restaurant count. As a percent of revenue, other operating expenses increased to 18.1% from 17.1% primarily due to deleveraging of fixed costs against lower sales and an increase in advertising spend.

General and Administrative

General and administrative expense decreased by $2.2 million, or 21.1%, to $8.4 million in the first quarter of 2015 versus $10.6 million in the first quarter of 2014, which was primarily due to downsizing and personnel reductions implemented in the fourth quarter of fiscal 2014. As a percent of revenue, general and administrative expenses decreased to 6.9% from 8.6% due to continued management of our corporate costs.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.4 million, or 7.0%, to $6.2 million in the current year first quarter compared to $5.8 million in the prior year. This increase is mainly due to a higher depreciable asset base from new restaurants opened. As a percent of revenue, depreciation and amortization increased to 5.1% from 4.7% due to the higher depreciable asset base and deleveraging.

Pre-Opening Costs

Pre-opening costs increased by $0.3 million, or 129.4%, to $0.5 million in the first quarter of 2015 from $0.2 million in the comparable prior year period. The increase was primarily due to the two new restaurants opened in the current quarter compared to none in the prior year quarter. We incurred pre-opening costs in both periods for other openings in progress during the period.

Income from Operations

As a result of the foregoing, consolidated income from operations increased by $0.3 million, or 35.3%, to $1.2 million in the current 13-week period compared to $887 thousand in the 13-week period of the prior year.

Income from operations for the Joe’s brand decreased by $1.3 million, or 16.3%, to $6.5 million in the current 13-week period from $7.8 million in the prior year 13-week period. As a percent of revenue, Joe’s income from operations was 6.3% for the current quarter compared to 7.4% in the prior year. This decrease was primarily attributable to lower comparable restaurant sales and deleveraging of fixed costs against lower sales volume.

Interest Expense, Net

Interest expense, net increased by $2.0 million, or 106.4%, to $3.9 million during the current 13-week period from $1.9 million during the prior year 13-week period primarily due to a higher average debt balance and higher interest rate in the current year.

Income Tax Expense (Benefit)

Income tax benefit increased by $1.7 million, or 145.8% to a $0.5 million expense during the current 13-week period from a $1.1 million benefit during the prior year 13-week period. The effective income tax rate increased to an expense of 19.4% from a benefit of 114.6% primarily due to the valuation allowance in the current quarter and the change in FICA tax credits being generated in the current quarter compared to the prior year quarter proportionate to the loss before income taxes.

Discontinued Operations, net

Loss from discontinued operations was $19.0 million for the thirteen weeks ended March 30, 2015 compared to $410 thousand for the thirteen weeks ended March 31, 2014. In April 2015, we completed the sale of Macaroni Grill. We recorded a $22.4 million impairment charge during the first quarter of 2015 to write down the net assets of Macaroni Grill to their estimated fair value less cost to sell. During the first quarter of 2015, we also recorded a net gain of $2.1 million on the sale of certain assets of Macaroni Grill and a $1.0 million gain on insurance settlements.

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

The following table shows summary cash flows information for the thirteen weeks ended March 30, 2015 and March 31, 2014 (in thousands):

	Thirteen Weeks Ended March 30, 2015	Thirteen Weeks Ended March 31, 2014
Net cash provided by (used in):
Operating activities
Continuing operations	$10,483	$9,970
Discontinued operations	3,177	(1,063)
Investing activities
Continuing operations	(5,667)	(3,284)
Discontinued operations	4,639	(139)
Financing activities	(407)	(5,410)
Net increase in cash and cash equivalents	12,225	74
Change in cash and cash equivalents - discontinued operations	(689)	(1,351)
Net increase (decrease) in cash and cash equivalents - continuing operations	$11,536	$(1,277)

Operating Activities

Net cash provided by operating activities – continuing operations was $10.5 million for the thirteen weeks ended March 30, 2015 and $10.0 million for the thirteen weeks ended March 31, 2014. The $0.5 million increase from the prior year period is primarily due to lower general and administrative expenses, partially offset by higher interest payments and changes in working capital.

Net cash from operating activities – discontinued operations increased to a $3.2 million net cash provided in the current year versus a $1.1 million net cash used in the prior year. The increase year over year was primarily due to a decrease in marketing expenses and costs related to restaurant closures.

Investing Activities

Net cash used in investing activities – continuing operations increased by $2.4 million to $5.7 million for the thirteen weeks ended March 30, 2015 compared to $3.3 million for the thirteen weeks ended March 31, 2014 mainly due to the increase in capital expenditures from prior year. Capital expenditures increased to $5.7 million in the current year compared to $3.3 million in the prior year primarily due to the timing of new restaurant openings.

Net cash from investing activities – discontinued operations increased to $4.6 million net cash provided in the current year compared to $0.1 million net cash used in the prior year. The increase is primarily due to the proceeds from sale of certain Macaroni Grill assets prior to the sale of the entire business.

We estimate that total capital expenditures for fiscal year 2015 will be approximately $15.0 million to $20.0 million, with as many as four new restaurants planned.

Financing Activities

Net cash used in financing activities was $0.4 million for the thirteen weeks ended March 30, 2015 compared to $5.4 million for the thirteen weeks ended March 31, 2014, primarily due to net payments on our term loan in the current year and on our revolving credit facility in the prior year.

Senior Secured Credit Facility

On August 13, 2014, we entered into a new senior secured credit facility (“2014 Credit Agreement”), which consists of a $30.0 million revolving credit facility (“2014 Revolving Credit Facility”) and a $165.0 million term loan (“2014 Term Loan”), which both mature on February 13, 2019. The 2014 Term Loan was issued at 98.5% of par. The principal amount of the 2014 Term Loan is payable in consecutive quarterly installments of $412,500, commencing on December 31, 2014, with the balance payable in full at maturity. At closing, we repaid the balance of our previously amended 2013 Credit Facility using the proceeds from the 2014 Term Loan.

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan was 8.0% as of March 30, 2015. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

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

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of March 30, 2015.

We wrote off $2.2 million of debt issuance costs related to the 2013 Credit Facility, and at closing paid $4.8 million in additional debt issuance costs. The debt issuance costs paid at closing and the remaining unamortized debt issuance costs from the 2013 Credit Facility are recorded in other assets and are amortized over the term of the 2014 Credit Agreement. The debt discount is included as a reduction to the carrying value of the debt obligations and is amortized over the term of the 2014 Term Loan using the effective interest rate method.

The weighted average interest rate on the 2014 Credit Agreement at March 30, 2015 was 8.0%. As of March 30, 2015, we had outstanding letters of credit of approximately $7.8 million and available borrowing capacity of approximately $22.2 million under the 2014 Revolving Credit Facility.

Off-Balance Sheet Arrangements

Except for restaurant operating leases, we have no material off-balance sheet arrangements.

Non-GAAP Financial Measures

We utilize financial measures and terms not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”) to evaluate our operating performance. These non-GAAP measures are provided to enhance the reader’s overall understanding of our current financial performance. These measurements are used by many investors as a supplemental measure to evaluate the overall operating performance of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations from one period to the next and would ordinarily add back events that are not part of normal day-to-day operations of our business. Management and our principal stockholder also use such measures as measurements of operating performance, for planning purposes, and to evaluate the performance and effectiveness of our operational strategies.

These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We have provided a definition below for these non-GAAP financial measures, together with an explanation of why management uses these measures and why management believes that these non-GAAP financial measures are useful to investors. In addition, we have provided a reconciliation of these non-GAAP financial measures utilized to their equivalent GAAP financial measure.

Adjusted income (loss) from continuing operations

We calculate adjusted income (loss) from continuing operations by eliminating from income (loss) from continuing operations the impact of items we do not consider indicative of our ongoing operations. Specifically, we believe that this non-GAAP measure provides greater comparability and enhanced visibility into our results of operations, excluding the impact of special charges and certain other expenses. Adjusted income (loss) from continuing operations represents income (loss) from continuing operations less items such as (a) costs related to conversions, remodels and closures, (b) the income tax effect of the above described adjustment, and (c) the deferred tax asset valuation allowance. We believe this measure provides additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of this adjusted measure should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to these adjustments.

A reconciliation of income (loss) from continuing operations to adjusted income (loss) from continuing operations is as follows (in thousands):

	Thirteen Weeks Ended March 30, 2015	Thirteen Weeks Ended March 31, 2014
	(in thousands)
Income (loss) from continuing operations	$(3,196)	$145
Adjustments - continuing operations:
Costs related to conversions, remodels and closures	49	-
Income tax effect of adjustments above	(19)	-
Deferred tax asset valuation allowance	2,126	-

Adjusted income (loss) from continuing operations	$(1,040)	$145

Weighted average shares outstanding
Basic	25,674	25,639
Diluted	25,674	25,680
Income (loss) from continuing operations per share
Basic and diluted	$(0.12)	$0.01
Adjusted income (loss) from continuing operations per share
Basic and diluted	$(0.04)	$0.01

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

During the thirteen weeks ended March 30, 2015, there were no significant changes in our accounting policies or estimates.

For a description of those accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2014 filed with the SEC on March 13, 2015.

Forward-Looking Statements

This quarterly report on Form 10-Q includes and incorporates by reference “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (“Securities Act”) and the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that the forward-looking information presented in this quarterly report is not a guarantee of future events, and that actual events and results may differ materially from those made in or suggested by the forward-looking information contained in this quarterly report. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “comfortable with,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Examples of forward-looking statements in this quarterly report include expectations about new restaurant openings and conversions, and our fiscal year 2015 capital expenditure expectations. A number of important factors could cause actual events and results to differ materially from those contained in or implied by the forward-looking statements, including the risk factors discussed in Item 1A of this Form 10-Q and our Annual Report on Form 10-K, filed on March 13, 2015 with the Securities and Exchange Commission. Any forward-looking information presented herein is made only as of the date of this quarterly report, and we do not undertake any obligation to update or revise any forward-looking information to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

Many of the food products we purchase are affected by commodity pricing that is subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and are generally unpredictable. For the thirteen weeks ended March 30, 2015, crab, lobster and shrimp accounted for approximately 38% of total food purchases, excluding Macaroni Grill. Crab and lobster are wild caught and sourced from government regulated and sustainable fisheries. Other categories affected by the commodities markets, such as seafood, beef and fish, each account for approximately 3% to 13% of our food purchases, excluding Macaroni Grill. While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities we require, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods. Our purchasing department negotiates prices and quantities for all of our ingredients through either cancellable contracts (with varying length terms), spot market purchases or commodity pricing formulas. Changes in commodity prices would generally affect us and our competitors similarly, depending on the terms and duration of supply contracts. We also enter into fixed price supply contracts for certain products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can have an adverse effect on margins.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2014 Credit Facility, which bear interest at variable rates. As of March 30, 2015, we had $164.6 million outstanding under our 2014 Credit Facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. We do not currently have any such derivative financial instruments in place. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Taking into account the 1% floor on our LIBOR borrowings under our new senior secured credit facility, a 1% increase in the interest rate on the outstanding balance of our variable rate debt would result in a $0.5 million change in our annual results of operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2015.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Disclosure regarding legal proceedings can be found in Note 6 of our condensed consolidated financial statements (unaudited) contained in this Form 10-Q.

Item 1A.	Risk Factors.

There were no material changes in our Risk Factors as previously disclosed in Item 1A of the our Annual Report on Form 10-K for the year ended December 29, 2014.

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

10.1*	Employment Agreement dated April 17, 2015 by and between Ignite Restaurant Group, Inc. and Brad A. Leist.
10.2*	Separation and Release Agreement dated April 17, 2015 by and between Ignite Restaurant Group, Inc. and Michael J. Dixon.
10.3*	Separation and Release Agreement dated April 17, 2015 by and between Ignite Restaurant Group, Inc. and James F. Mazany.
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

IGNITE RESTAURANT GROUP, INC.

May 4, 2015	By:	/s/ Brad A. Leist
		Name:	Brad A. Leist
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)