Form 10-Q
period 2015-06-29
Ignite Restaurant Group, Inc.
filed 2015-08-06
CIK 1526796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2015

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 31, 2015 was 26,127,752.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	June 29, 2015	December 29, 2014

ASSETS
Current assets
Cash and cash equivalents	$48,418	$20,564
Accounts receivable, net	7,455	7,992
Inventories	6,307	5,848
Other current assets	8,398	6,614
Assets held for sale	-	82,465
Total current assets	70,578	123,483

Property and equipment, net	186,869	192,942
Intangible assets, net	5,710	5,940
Other assets	5,253	5,355
Total assets	$268,410	$327,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$18,812	$15,651
Accrued liabilities	33,906	29,002
Current portion of debt obligations	1,650	1,650
Liabilities associated with assets held for sale	-	47,986
Total current liabilities	54,368	94,289

Long-term debt obligations	160,467	161,052
Deferred rent	20,348	19,457
Other long-term liabilities	3,175	1,623
Total liabilities	238,358	276,421

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.01 par value per share, 100,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 500,000 shares authorized; 26,128 and 26,183 shares issued and outstanding as of June 29, 2015 and December 29, 2014, respectively	258	257
Additional paid-in capital	91,844	90,943
Accumulated deficit	(62,050)	(39,901)
Total stockholders' equity	30,052	51,299
Total liabilities and stockholders' equity	$268,410	$327,720

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014

Revenues	$143,170	$143,283	$265,389	$266,378
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	44,065	47,116	82,666	86,151
Labor expenses	39,990	39,117	74,807	74,865
Occupancy expenses	10,422	9,719	20,644	19,219
Other operating expenses	27,571	26,910	49,670	47,910
General and administrative	8,363	9,400	16,758	20,043
Depreciation and amortization	6,177	5,871	12,406	11,693
Pre-opening costs	46	558	514	762
Asset impairments and closures	53	65	83	149
Loss on disposal of assets	194	227	352	399
Total costs and expenses	136,881	138,983	257,900	261,191
Income from operations	6,289	4,300	7,489	5,187
Interest expense, net	(3,849)	(1,764)	(7,725)	(3,642)
Income (loss) from continuing operations before income taxes	2,440	2,536	(236)	1,545
Income tax expense (benefit)	709	202	1,229	(934)
Income (loss) from continuing operations	1,731	2,334	(1,465)	2,479
Loss from discontinued operations (net of tax benefit of $4,196 and $979 for the thirteen weeks ended June 29, 2015 and June 30, 2014, and tax benefit of $3,830 and $2,157 for the twenty-six weeks ended June 29, 2015 and June 30, 2014, respectively)	(1,645)	(567)	(20,684)	(977)
Net income (loss)	$86	$1,767	$(22,149)	$1,502

Basic and diluted net income (loss) per share data:
Net income (loss) per share
Basic and diluted
Income (loss) from continuing operations	$0.07	$0.09	$(0.06)	$0.10
Loss from discontinued operations	$(0.06)	$(0.02)	$(0.80)	$(0.04)
Net income (loss)	$0.00	$0.07	$(0.86)	$0.06
Weighted average shares outstanding
Basic	25,721	25,651	25,698	25,645
Diluted	25,730	25,749	25,698	25,715

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 29, 2015	June 30, 2014
Cash flows from operating activities
Net income (loss)	$(22,149)	$1,502
Loss from discontinued operations, net of tax	20,684	977
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	12,406	11,693
Amortization of debt issuance costs	532	392
Amortization of debt discount	240	-
Stock-based compensation	1,288	1,205
Deferred income tax	(525)	(2,599)
Non-cash loss on disposal of assets	301	399
Decrease (increase) in operating assets:
Accounts receivable	20	1,501
Inventories	(459)	(773)
Other operating assets	(3,096)	(1,551)
Increase in operating liabilities:
Accounts payable and accrued liabilities	12,582	10,855
Other operating liabilities	2,239	2,136
Net cash provided by operating activities - continuing operations	24,063	25,737
Net cash provided by (used in) operating activities - discontinued operations	3,891	(929)
Net cash provided by operating activities	27,954	24,808
Cash flows from investing activities
Purchases of property and equipment	(8,564)	(10,733)
Proceeds from disposal of assets	63	50
Purchases of intangible assets	-	(150)
Net cash used in investing activities - continuing operations	(8,501)	(10,833)
Net cash provided by (used in) investing activities - discontinued operations	11,639	(517)
Net cash provided by (used in) investing activities	3,138	(11,350)
Cash flows from financing activities
Borrowings on revolving credit facility	-	90,300
Payments on revolving credit facility	-	(102,407)
Payments on long-term debt	(813)	(1,199)
Taxes paid related to net share settlement of equity awards	(134)	(125)
Net cash used in financing activities	(947)	(13,431)
Net increase in cash and cash equivalents	30,145	27
Change in cash and cash equivalents - discontinued operations	(2,291)	55
Cash and cash equivalents at beginning of period	20,564	3,836
Cash and cash equivalents at end of period	$48,418	$3,918

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

As of June 29, 2015, Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) owned and operated two full service, casual dining restaurant brands under the names Joe’s Crab Shack (“Joe’s”) and Brick House Tavern + Tap (“Brick House”). As of June 29, 2015, we owned and operated 138 Joe’s restaurants and 23 Brick House restaurants in 33 states within the United States. On April 17, 2015, we completed the sale of Romano’s Macaroni Grill (“Macaroni Grill”). See Note 2 for further discussion.

J.H. Whitney VI, L.P., an affiliate of J.H. Whitney Capital Partners, LLC, currently owns approximately 66.4% of our total outstanding common stock.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X, and hence, the financial statements do not contain certain information included in our annual financial statements and notes thereto. We have made adjustments consisting of normal recurring adjustments that are, in our opinion, necessary for a fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015. The December 29, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ignite and its wholly-owned subsidiaries as of June 29, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 29, 2014, the assets and associated liabilities of Macaroni Grill have been reclassified as held for sale. The operating results of Macaroni Grill for the current and prior periods have been aggregated and reclassified as discontinued operations in our condensed consolidated statements of operations for the thirteen and twenty-six weeks ended June 29, 2015 and June 30, 2014. See Note 2 for further discussion.

Fiscal Year

Our fiscal year ends on the Monday nearest to December 31 of each year. Our quarterly accounting periods are comprised of four equal 13-week periods, except for 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks. Fiscal years 2015 and 2014 are 52-week years.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued a converged standard on revenue recognition, Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. Its disclosure guidance requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations; significant judgments and changes in judgments; and assets recognized from the costs to obtain or fulfill a contract. This ASU is effective for us for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, but not before the original effective date. This ASU permits the use of either the retrospective or cumulative effect transition method. We are evaluating the impact of this guidance on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the impact of the standard on our consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, to simplify income statement classification by removing the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The standard is effective for both public and private companies for periods beginning after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. Upon adoption, a reporting entity may elect prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed. We have evaluated the ASU and determined that it has no material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to simplify the presentation of debt issuance costs in the balance sheet. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note, and that amortization of debt issuance costs also shall be reported as interest expense. The ASU does not affect the current guidance on the recognition and measurement of debt issuance costs. The update is effective for us in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods presented. We have evaluated the ASU and determined that it has no material impact on our consolidated statements of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Agreement, as part of the FASB’s simplification initiative to reduce the diversity in practice, and reduce the costs and complexity of assessing fees paid in a cloud computing arrangement. The update provides guidance as to whether a cloud computing arrangement includes a software license and, based on that determination, how to account for such arrangements using existing accounting models. The update is effective for us in annual periods, including interim periods, beginning after December 15, 2015, with early application permitted. Companies will have the option of transitioning to the new guidance either retrospectively or prospectively for all new transactions entered into or materially modified after the date of adoption. We have evaluated the ASU and determined that it has no material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities to measure most inventory at the lower of cost and net realizable value. The ASU eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (or net realizable value) or below the floor (or net realizable value less normal profit margin). The ASU also defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The update does not amend other guidance on measuring inventory, such as FIFO, LIFO, or average cost method. The update is effective for us prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Early application of the ASU is permitted. We have evaluated the ASU and determined that it has no material impact on our consolidated financial statements.

Note 2 — Sale of Macaroni Grill

On April 17, 2015, we completed the sale of Macaroni Grill for $7.3 million, net of directly related selling expenses, of which $7.1 million was received as of June 29, 2015. During the thirteen weeks ended March 30, 2015, we recorded a $22.4 million impairment charge to write down the net assets of Macaroni Grill to their estimated fair value less cost to sell, which is included in loss from discontinued operations in our condensed consolidated statements of operations. In addition, during the thirteen weeks ended June 29, 2015, we recorded a $6.1 million loss on disposal of the Macaroni Grill business in loss from discontinued operations.

The following tables present the carrying amounts of the major classes of assets and liabilities associated with the held for sale business of Macaroni Grill (in thousands):

December 29, 2014
Assets held for sale
Accounts receivable, net	$4,721
Inventories	3,471
Other current assets	3,031
Property and equipment, net	43,012
Intangible assets, net	23,039
Other assets	5,191
$82,465

Liabilities associated with assets held for sale
Accounts payable	$9,730
Accrued liabilities	22,507
Deferred rent	4,799
Unfavorable leases	5,385
Noncurrent deferred tax liability	4,450
Other long-term liabilities	1,115
$47,986

The table below reconciles significant items that comprise loss from discontinued operations, net of tax (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Revenues	$12,393	$86,564	$88,439	$178,328

Cost of sales	3,337	23,606	23,187	47,989
Labor expenses	4,617	29,878	31,266	60,977
Occupancy expenses	1,477	9,858	9,987	19,816
Other operating expenses	2,415	20,544	18,190	43,545
General and administrative	(28)	1,802	2,149	3,433
Depreciation and amortization	307	2,074	2,066	4,388
Asset impairments and closures	6	70	22,807	943
Loss on disposal of assets	6,101	277	4,339	370
Other non-operating items	2	1	(1,038)	1
Loss from discontinued operations before income taxes	$(5,841)	$(1,546)	$(24,514)	$(3,134)

Note 3 — Selected Balance Sheet Accounts

The components of other current assets are as follows (in thousands):

	June 29, 2015	December 29, 2014

Prepaid rent	$2,515	$939
Prepaid insurance	1,876	1,461
Prepaid taxes	1,158	1,321
Prepaid licenses and fees	870	557
Deferred income taxes	462	335
Other	1,517	2,001
	$8,398	$6,614

Intangible assets consist of the following (in thousands):

	June 29, 2015			December 29, 2014
	Cost	Accumulated Amortization and Impairment	Carrying Value	Cost	Accumulated Amortization and Impairment	Carrying Value
Definite lived:
Trademarks	$4,580	$3,801	$779	$4,580	$3,571	$1,009
Indefinite lived:
Liquor licenses	4,931	-	4,931	4,931	-	4,931
	$9,511	$3,801	$5,710	$9,511	$3,571	$5,940

The components of accrued liabilities are as follows (in thousands):

	June 29, 2015	December 29, 2014

Payroll and related costs	$11,451	$7,245
Insurance	6,634	7,642
Interest	3,473	1,865
Deferred gift card revenue	2,850	3,598
Sales and alcohol taxes	2,812	1,807
Utilities	2,202	1,258
Property taxes	2,050	2,632
Professional fees	791	1,072
Other	1,643	1,883
	$33,906	$29,002

Note 4 — Debt Obligations

Debt obligations consisted of the following (in thousands):

	June 29, 2015	December 29, 2014
Term loan, due February 2019	$164,175	$165,000
Less unamortized debt discount	2,058	2,298
Total debt, net of debt discount	162,117	162,702
Less current portion	1,650	1,650
Long-term debt obligations	$160,467	$161,052

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

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan was 8.0% as of June 29, 2015. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

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

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of June 29, 2015.

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

The weighted average interest rate on the 2014 Credit Agreement at June 29, 2015 was 8.0%. As of June 29, 2015, we had outstanding letters of credit of approximately $5.7 million and available borrowing capacity of approximately $24.3 million under the 2014 Revolving Credit Facility.

The carrying value of our long-term debt approximates fair value. The estimate of the fair value of our debt is based on observable market information from a third party pricing source, which is classified as a level 2 input within the fair value hierarchy.

Note 5 — Stock-Based Compensation

During the twenty-six weeks ended June 29, 2015, the board of directors granted approximately 174 thousand shares of restricted stock with a weighted average grant date fair value of $4.22, and approximately 623 thousand stock appreciation rights (“SARs”) with a weighted average grant date fair value of $2.02. As of June 29, 2015, we had unrecognized stock-based compensation expense of approximately $5.4 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.7 years.

The following table provides the significant weighted average assumptions used to determine the fair value of SARs on the grant date using the Black-Scholes option-pricing model for awards granted during the twenty-six weeks ended June 29, 2015 and June 30, 2014:

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 29, 2015	June 30, 2014
Expected term (in years)	6.25	6.25
Expected volatility	43.6%	42.5%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.5% - 1.8%	2.0%

Since we have limited historical exercise experience on SARs, we used the simplified method of estimating expected term. We estimated expected volatility by supplementing our own historical volatility with the volatility of a peer group over a recent historical period equal to the same expected term of the award. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant using the term equal to our expected term. Restricted stock is valued using our closing stock price on the business day prior to the grant date.

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

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Denominator:
Basic weighted average shares outstanding	25,721	25,651	25,698	25,645
Effect of dilutive securities	9	98	-	70
Diluted weighted average shares outstanding	25,730	25,749	25,698	25,715

For the thirteen weeks ended June 29, 2015, we included 367 thousand shares of restricted stock outstanding, and excluded 1.7 million stock appreciation rights from the calculation of diluted net income per share because their effect was anti-dilutive. For the twenty-six weeks ended June 29, 2015, we excluded 367 thousand shares of restricted stock and 1.7 million stock appreciation rights outstanding from the calculation of diluted net loss per share because their effect was anti-dilutive due to the net loss for the period. For the thirteen and twenty-six weeks ended June 30, 2014, we included 519 thousand shares of restricted stock outstanding in the calculation of diluted net income per share and excluded 1.7 million stock appreciation rights because their effect was anti-dilutive.

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

On July 20, 2012, a putative class action complaint was filed in the U.S. District Court for the Southern District of Texas against us following our announced intention to restate our financial statements for the fiscal years ended December 28, 2009, January 3, 2011 and January 2, 2012 and the related interim periods. The complaint lodged against us, certain of our current directors and officers and the underwriters in the initial public offering (“IPO”) was based on allegations related to the Company’s disclosures in its registration statement and prospectus for its IPO. On July 4, 2014, we reached a confidential agreement in principle to settle all pending claims, subject to submission and approval by the court. On January 30, 2015, the court issued preliminary approval of the settlement in the amount of $1.8 million of which $1.6 million is covered by insurance. On June 5, 2015, the court issued final approval of the settlement and termination of all proceedings in this matter.

On August 28, 2013, in the United States District Court, Western District of New York, six former tipped employees of various Joe’s Crab Shack locations filed a complaint against us and certain of our officers alleging that the employees were not paid the minimum wage required by federal law as well as the wage-hour laws of the respective states in which they worked. These former employees purport to represent a nationwide class of tipped employees on their federal claims and separate subclasses of tipped employees regarding their state law claims. By order dated January 27, 2015, the court granted conditional certification to the class. We are vigorously contesting this matter and have answered and asserted affirmative defenses. Discovery as to all issues is now in the preliminary stages. At this early stage, we cannot predict with any certainty whether the former employees will prevail or the amount of damages they might recover were they to prevail.

Note 8 — Income Taxes

Our effective tax rate from continuing operations is generally the combined federal and state statutory rate reduced by the effect of tax credits primarily due to the tax benefit of FICA tax credits for employee reported tip income. The change in the effective tax rate is primarily due to the valuation allowance in the current year and the change in FICA tax credits being generated in the current year compared to the prior year proportionate to the income (loss) before income taxes.

Income taxes for the thirteen and twenty-six weeks ended June 29, 2015 and June 30, 2014 were estimated using the discrete method, which is based on actual year-to-date loss before income taxes and estimated tax credits generated primarily related to FICA and Medicare taxes paid on employee tip income. We believe that this method yields a more reliable income tax calculation for the interim periods. The estimated annual effective tax rate method was not reasonable due to its sensitivity to small changes in forecasted annual earnings before income taxes, which would result in significant variations in the customary relationship between income tax expense and earnings before income taxes for interim periods.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of our credit carryforwards which begin to expire in 2031. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. According to ASC Topic No. 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Therefore, during the thirteen weeks ended June 29, 2015, we recorded a valuation allowance of $17.6 million, of which approximately $0.6 million was for continuing operations and approximately $17.0 million was for discontinued operations. During the twenty-six weeks ended June 29, 2015, we recorded a valuation allowance of $27.9 million, of which approximately $2.7 million was for continuing operations and approximately $25.2 million was for discontinued operations. During the second quarter, we also wrote off $22.9 million of net deferred tax assets of Macaroni Grill against the valuation allowance in connection with the sale. If we are able to generate sufficient taxable income in the future and it becomes more likely than not that we will be able to fully utilize the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease if the valuation allowance is reversed.

Note 9 — Segment Information

All of our restaurants compete in the full-service casual dining industry. Our brands also possess similar production methods, distribution methods, and economic characteristics, resulting in similar long-term expected financial performance characteristics. Considering the future growth plans of Brick House, we believe reporting information about each of our brands would be useful to readers of our financial statements and is consistent with how management evaluates brand performance. We also believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs, asset impairments and closures, and loss on disposal of assets. Unallocated corporate expenses, capital expenditures, property and equipment, and intangible assets are presented below as reconciling items to the amounts presented in the condensed consolidated financial statements.

The following tables present information about our reportable segments for the respective periods (in thousands).

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
Revenues
Joe's Crab Shack	$122,366	$125,481	$225,475	$230,813
Brick House Tavern + Tap	20,804	17,802	39,914	35,565
	$143,170	$143,283	$265,389	$266,378

Income (loss) from operations
Joe's Crab Shack	$10,510	$10,299	$17,017	$18,076
Brick House Tavern + Tap	2,050	1,054	3,271	2,849
Corporate	(6,271)	(7,053)	(12,799)	(15,738)
	$6,289	$4,300	$7,489	$5,187

Depreciation and amortization
Joe's Crab Shack	$4,793	$4,595	$9,653	$9,150
Brick House Tavern + Tap	1,152	1,026	2,234	2,048
Corporate	232	250	519	495
	$6,177	$5,871	$12,406	$11,693

Capital expenditures
Joe's Crab Shack	$1,831	$5,349	$2,842	$7,313
Brick House Tavern + Tap	717	1,436	5,188	2,687
Corporate	318	621	534	733
	$2,866	$7,406	$8,564	$10,733

	June 29, 2015	December 29, 2014
Property and equipment, net
Joe's Crab Shack	$142,009	$149,105
Brick House Tavern + Tap	42,287	40,715
Corporate	2,573	3,122
	$186,869	$192,942

Intangible assets, net
Joe's Crab Shack	$3,769	$3,981
Brick House Tavern + Tap	1,930	1,946
Corporate	11	13
	$5,710	$5,940

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

As of June 29, 2015, Ignite Restaurant Group, Inc. operated two restaurant brands in the casual dining segment, Joe’s Crab Shack (“Joe’s”) and Brick House Tavern + Tap (“Brick House”). Both of our restaurant brands offers a variety of high-quality food in a distinctive, casual, high-energy atmosphere. Joe’s and Brick House operate in a diverse set of markets across the United States. As of June 29, 2015, we owned and operated 138 Joe’s restaurants and 23 Brick House restaurants in 33 states. On April 17, 2015, we completed the sale of Romano’s Macaroni Grill (“Macaroni Grill”). See Note 2 in our Notes to Condensed Consolidated Financial Statements for further information.

Joe’s is an established, national chain of casual dining seafood restaurants. Joe’s serves a variety of high-quality seafood items, with an emphasis on crab. Joe’s is a high-energy, family-friendly restaurant that encourages guests to “roll up your sleeves and crack into some crab.” Brick House is a casual restaurant brand that provides guests an elevated experience appropriate for every day usage.

Discontinued Operations

In April 2013, we acquired Macaroni Grill with the intent of reviving the brand and making it a positive contributor to our earnings. We implemented a number of operations and marketing strategies since our acquisition of Macaroni Grill, including a 22% reduction in the number of restaurants and the roll out of Romano’s Kitchen Counter. While these initiatives improved results, Macaroni Grill was still a negative contributor to our overall results. During the fourth quarter of 2014, we began to evaluate various strategic alternatives for this brand, including continued real estate portfolio reduction and sale of the entire business.

On April 17, 2015, we completed the sale of Macaroni Grill for $7.3 million, net of directly related selling expenses, of which $7.1 million was received as of June 29, 2015. During the thirteen weeks ended March 30, 2015, we recorded a $22.4 million impairment charge to write down the net assets of Macaroni Grill to their estimated fair value less cost to sell, which is included in loss from discontinued operations in our condensed consolidated statements of operations. In addition, during the thirteen weeks ended June 29, 2015, we recorded a $6.1 million loss on disposal of the Macaroni Grill business in loss from discontinued operations. We intend to use the net proceeds from the sale primarily for new restaurant development.

We believe that our exit from the Macaroni Grill business was a strategic shift which has a significant effect on our operations and financial results. Hence, we considered Macaroni Grill as a discontinued operation. As of December 29, 2014, the assets and associated liabilities of Macaroni Grill have been reclassified as held for sale. The operating results of Macaroni Grill for the current and prior periods have been aggregated and reclassified as discontinued operations in our condensed consolidated statements of operations for the thirteen and twenty-six weeks ended June 29, 2015 and June 30, 2014.

Outlook

Our near term business strategy focuses on two primary elements: increasing comparable restaurant sales at Joe’s and continuing the growth of our Brick House brand through comparable restaurant sales growth and new unit development.

We are continuing our growth at Brick House with two new Brick House restaurants opening in the first half of 2015. We also continue to experience positive momentum in the brand with same store sales increasing 2.8% during the second quarter of 2015 compared to prior year. We have continued to experience sales declines at Joe’s with comparable restaurant sales decreasing 4.0% during the second quarter. We have put in place a new operations management team at Joe’s that is focused on increasing sales and traffic, while improving operating margins. We have launched several initiatives including various new menu items and are actively working to identify other potential growth layers for the brand that are intended to improve sales and margins. In addition, shellfish and shrimp pricing has been favorable in 2015, which has contributed to a significant improvement in cost of sales for the year. We continue to be optimistic about the impact the new initiatives and favorable commodity pricing will have on Joe’s operating results. However, there can be no assurance that pricing on shrimp and shellfish will continue to be more favorable in 2015 or that these initiatives, or other changes we implement, will increase traffic or improve the performance at our Joe’s restaurants. We also streamlined our restaurant support team which gives us a more efficient management reporting structure and reduces general and administrative expenses.

Additional declines in the operating performance at Joe’s could cause us to close underperforming restaurants which may require us to recognize asset impairment or closure-related expenses and increase our valuation allowance during 2015 against some or all of our deferred tax assets.

Results of Operations

We completed the sale of the Macaroni Grill business on April 17, 2015, hence, the operating results of Macaroni Grill for the current and prior periods have been aggregated and reclassified as discontinued operations. We also reclassified to discontinued operations the loss from the sale of Macaroni Grill.

Thirteen Weeks Ended June 29, 2015 Compared to Thirteen Weeks Ended June 30, 2014

The following table presents the condensed consolidated statements of operations for the thirteen weeks ended June 29, 2015 and June 30, 2014, expressed as a percentage of revenue.

	Thirteen Weeks Ended
	June 29, 2015	June 30, 2014

Revenues	100.0%	100.0%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	30.8	32.9
Labor expenses	27.9	27.3
Occupancy expenses	7.3	6.8
Other operating expenses	19.3	18.8
General and administrative	5.8	6.6
Depreciation and amortization	4.3	4.1
Pre-opening costs	0.0	0.4
Asset impairments and closures	0.0	0.0
Loss on disposal of assets	0.1	0.2
Total costs and expenses	95.6	97.0
Income from operations	4.4	3.0
Interest expense, net	(2.7)	(1.2)
Income from continuing operations before income taxes	1.7	1.8
Income tax expense	0.5	0.1
Income from continuing operations	1.2	1.6
Loss from discontinued operations, net	(1.1)	(0.4)
Net income	0.1%	1.2%

*	The percentages reflected are subject to rounding adjustments. They may not foot due to rounding.

The following table sets forth additional operating information for the periods indicated that we use in assessing our performance:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	June 29, 2015	June 30, 2014
	(dollars in thousands)
Selected Other Data(1):
Number of restaurants open (end of period):
Joe's Crab Shack	138	136
Brick House Tavern + Tap	23	20
Total restaurants - continuing operations	161	156

Restaurant operating weeks
Joe's Crab Shack	1,794	1,768
Brick House Tavern + Tap	299	260

Average weekly sales
Joe's Crab Shack	$68	$71
Brick House Tavern + Tap	$70	$68

Change in comparable restaurant sales
Joe's Crab Shack	(4.0)%	(4.7)%
Brick House Tavern + Tap	2.8%	8.5%

Income (loss) from operations
Joe's Crab Shack	$10,510	$10,299
Brick House Tavern + Tap	2,050	1,054
Corporate	(6,271)	(7,053)
Total - continuing operations	$6,289	$4,300

Adjusted income from continuing operations(2)	$2,346	$2,388

(1)	Includes only results of Joe’s and Brick House due to the reclassification of Macaroni Grill’s operations to discontinued operations.
(2)

A reconciliation and discussion of this non-GAAP financial measure is included below under “Non-GAAP Financial Measures.” This measure should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

Revenues

Revenues were $143.2 million during the thirteen weeks ended June 29, 2015, a decrease of $113 thousand, or 0.1%, compared to revenues of $143.3 million during the thirteen weeks ended June 30, 2014. The decrease was primarily caused by the 4.0% decrease in comparable restaurant sales for Joe’s, partially offset by the 2.8% increase in comparable restaurant sales for Brick House and the increase in operating weeks for both brands.

Revenues at Joe’s decreased 2.5% to $122.4 million in the second quarter of 2015 versus $125.5 million in the second quarter of 2014. This decrease was primarily due to a 4.0% decrease in comparable restaurant sales, partially offset by an increase in operating weeks from the prior year. The comparable restaurant sales decrease was comprised of a 5.4% decrease in traffic and a 1.1% decrease in mix, partially offset by a 2.5% increase in pricing.

Brick House revenues increased 16.9% to $20.8 million in the second quarter of 2015 versus $17.8 million in the second quarter of 2014 due to a 2.8% increase in comparable restaurant sales and three new restaurant openings since the second quarter of 2014. The comparable restaurant sales increase was comprised of a 3.7% increase in pricing, partially offset by a 0.9% decrease from traffic and mix.

Cost of Sales

Cost of sales decreased by $3.1 million, or 6.5%, to $44.1 million in the second quarter of 2015 versus $47.1 million in the comparable period of 2014. As a percent of revenue, cost of sales decreased to 30.8% from 32.9% in the prior year due primarily to improvement in seafood pricing and reduced discounting compared to last year.

Labor Expenses

Labor expenses increased by $0.9 million, or 2.2%, to $40.0 million in the current year second quarter versus $39.1 million in the comparable period last year. The increase was primarily due to reduced labor productivity and increased payroll taxes. Labor expenses, as a percent of revenue, increased to 27.9% from 27.3% due to decreased productivity and deleverage from lower sales.

Occupancy Expenses

Occupancy expenses increased by $0.7 million, or 7.2%, to $10.4 million in the current year second quarter versus $9.7 million in the comparable period last year. The increase was primarily due to the increase in operating weeks. As a percent of revenue, occupancy expenses increased to 7.3% from 6.8% primarily due to deleverage from the lower sales volumes.

Other Operating Expenses

Other operating expenses increased by $0.7 million, or 2.5%, to $27.6 million in the current year second quarter compared to $26.9 million in the comparable prior year period. This increase was primarily due to higher advertising expense and increased general liability insurance costs, offset partially by lower utilities and repairs and maintenance spending. As a percent of revenue, other operating expenses increased to 19.3% from 18.8% primarily due to deleverage from lower sales.

General and Administrative

General and administrative expense decreased by $1.0 million, or 11.0%, to $8.4 million in the second quarter of 2015 versus $9.4 million in the second quarter of 2014, which was primarily due to downsizing and personnel reductions implemented in the fourth quarter of fiscal 2014 and in connection with the closing of the sale of Macaroni Grill, and a reduction in professional and outsourcing fees, partially offset by $1.0 million of severance costs in the current quarter. As a percent of revenue, general and administrative expenses decreased to 5.8% from 6.6% due to reduction of professional and outsourcing fees and personnel costs, offset by higher severance costs.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.3 million, or 5.2%, to $6.2 million in the current year first quarter compared to $5.9 million in the prior year. This increase is mainly due to a higher depreciable asset base from new restaurants opened. As a percent of revenue, depreciation and amortization increased to 4.3% from 4.1% due to the higher depreciable asset base and deleveraging.

Pre-Opening Costs

Pre-opening costs decreased by $0.5 million, or 91.8%, to $46 thousand in the second quarter of 2015 from $0.6 million in the comparable prior year period. We did not open any restaurants in either current or prior year second quarter, but had incurred pre-opening costs for three restaurants that opened in the third quarter of 2014.

Income from Operations

As a result of the foregoing, consolidated income from operations increased by $2.0 million, or 46.3%, to $6.3 million in the current 13-week period compared to $4.3 million in the 13-week period of the prior year.

Income from operations for the Joe’s brand increased by $0.2 million, or 2.0%, to $10.5 million in the current 13-week period from $10.3 million in the prior year 13-week period. As a percent of revenue, Joe’s income from operations was 8.6% for the current quarter compared to 8.2% in the prior year. This increase was primarily attributable improvement in seafood pricing, partially offset by decreased labor productivity and lower comparable restaurant sales.

Income from operations for Brick House increased by $1.0 million, or 94.5%, to $2.1 million in the current quarter compared to $1.1 million in the prior year quarter. As a percent of revenue, Brick House income from operations increased to 9.9% from 5.9%. This increase was primarily due to higher comparable restaurant sales, and lower general and administrative and pre-opening costs.

Interest Expense, Net

Interest expense, net increased by $2.1 million, or 118.2%, to $3.8 million during the current 13-week period from $1.8 million during the prior year 13-week period primarily due to a higher average debt balance and higher interest rate in the current year.

Income Tax Expense

Income tax expense increased by $0.5 million to $0.7 million during the current 13-week period from $0.2 million during the prior year 13-week period. The effective income tax rate increased primarily due to the valuation allowance in the current quarter and the change in FICA tax credits being generated in the current quarter compared to the prior year quarter proportionate to the income from continuing operations before income taxes. During the thirteen weeks ended June 29, 2015, we recorded a valuation allowance of $0.6 million for continuing operations.

Discontinued Operations, net

Loss from discontinued operations was $1.6 million for the thirteen weeks ended June 29, 2015 compared to $0.6 million for the thirteen weeks ended June 30, 2014. During the thirteen weeks ended June 29, 2015, we recorded a $6.1 million loss on disposal of the Macaroni Grill business, which was partially offset by the related tax benefit.

Twenty-Six Weeks Ended June 29, 2015 Compared to Twenty-Six Weeks Ended June 30, 2014

The following table presents the condensed consolidated statements of operations for the twenty-six weeks ended June 29, 2015 and June 30, 2014, expressed as a percentage of revenue.

	Twenty-Six Weeks Ended
	June 29, 2015	June 30, 2014

Revenues	100.0%	100.0%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	31.1	32.3
Labor expenses	28.2	28.1
Occupancy expenses	7.8	7.2
Other operating expenses	18.7	18.0
General and administrative	6.3	7.5
Depreciation and amortization	4.7	4.4
Pre-opening costs	0.2	0.3
Asset impairments and closures	0.0	0.1
Loss on disposal of assets	0.1	0.1
Total costs and expenses	97.2	98.1
Income from operations	2.8	1.9
Interest expense, net	(2.9)	(1.4)
Income (loss) from continuing operations before income taxes	(0.1)	0.6
Income tax expense (benefit)	0.5	(0.4)
Income (loss) from continuing operations	(0.6)	0.9
Loss from discontinued operations, net	(7.8)	(0.4)
Net income (loss)	(8.3)%	0.6%

*	The percentages reflected are subject to rounding adjustments. They may not foot due to rounding.

The following table sets forth additional operating information for the periods indicated that we use in assessing our performance:

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 29, 2015	June 30, 2014
	(dollars in thousands)
Selected Other Data(1):
Number of restaurants open (end of period):
Joe's Crab Shack	138	136
Brick House Tavern + Tap	23	20
Total restaurants	161	156

Restaurant operating weeks
Joe's Crab Shack	3,599	3,536
Brick House Tavern + Tap	578	520

Average weekly sales
Joe's Crab Shack	$63	$65
Brick House Tavern + Tap	$69	$68

Change in comparable restaurant sales
Joe's Crab Shack	(3.9)%	(5.3)%
Brick House Tavern + Tap	4.0%	9.2%

Income (loss) from operations
Joe's Crab Shack	$17,017	$18,076
Brick House Tavern + Tap	3,271	2,849
Corporate	(12,799)	(15,738)
Total	$7,489	$5,187

Adjusted income from continuing operations(2)	$1,306	$2,533

(1)	Includes only results of Joe’s and Brick House due to the reclassification of Macaroni Grill’s operations to discontinued operations.
(2)

A reconciliation and discussion of this non-GAAP financial measure is included below under “Non-GAAP Financial Measures.” This measure should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

Revenues

Revenues were $265.4 million during the twenty-six weeks ended June 29, 2015, a decrease of $1.0 million, or 0.4%, compared to revenues of $266.4 million during the twenty-six weeks ended June 30, 2014. The decrease was primarily caused by the 3.9% decrease in comparable restaurant sales for Joe’s, partially offset by the 4.0% increase in comparable restaurant sales for Brick House and the increase in operating weeks for both brands.

Revenues at Joe’s decreased 2.3% to $225.5 million in the first half of 2015 versus $230.8 million in the first half of 2014. This decrease was primarily due to a 3.9% decrease in comparable restaurant sales, partially offset by an increase in operating weeks from the prior year. The comparable restaurant sales decrease was comprised of a 5.7% decrease in traffic and a 0.5% decrease in mix, offset partially by a 2.3% increase in pricing.

Brick House revenues increased 12.2% to $39.9 million in the first half of 2015 versus $35.6 million in the first half of 2014 due to a 4.0% increase in comparable restaurant sales and three new restaurant openings since the second quarter of 2014. The comparable restaurant sales increase was comprised of a 2.7% increase in pricing and a 1.3% increase from traffic and mix.

Cost of Sales

Cost of sales decreased by $3.5 million, or 4.0%, to $82.7 million in the first half of 2015 versus $86.2 million in the comparable period of 2014. As a percent of revenue, cost of sales decreased to 31.1% from 32.3% in the prior year due primarily to improvement in seafood pricing and reduced discounting compared to last year.

Labor Expenses

Labor expenses slightly decreased by $58 thousand, or 0.1%, to $74.8 million in the first half of 2015 versus $74.9 million in the comparable period last year. The decrease was primarily due to decrease in restaurant management incentive due to lower sales. Labor expenses, as a percent of revenue, was 28.2% in the first half of 2015 versus 28.1% in the first half of 2014.

Occupancy Expenses

Occupancy expenses increased by $1.4 million, or 7.4%, to $20.6 million in the first half of 2015 versus $19.2 million in the comparable period last year. The increase was primarily due to the increase in operating weeks. As a percent of revenue, occupancy expenses increased to 7.8% from 7.2% primarily due to deleverage from the lower sales volumes.

Other Operating Expenses

Other operating expenses increased by $1.8 million, or 3.7%, to $49.7 million in the first half of 2015 compared to $47.9 million in the comparable prior year period. This increase was primarily due to higher advertising expense and increased general liability insurance costs, offset partially by lower utilities and repairs and maintenance spending. As a percent of revenue, other operating expenses increased to 18.7% from 18.0% primarily due to deleverage from the lower sales volumes.

General and Administrative

General and administrative expense decreased by $3.3 million, or 16.4%, to $16.8 million in the first half of 2015 versus $20.0 million in the first half of 2014, which was primarily due to downsizing and personnel reductions implemented in the fourth quarter of fiscal 2014 and a reduction in professional and outsourcing fees, partially offset by higher severance costs. As a percent of revenue, general and administrative expenses decreased to 6.3% from 7.5% due to reduction of professional and outsourcing fees and personnel costs, offset by higher severance costs.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.7 million, or 6.1%, to $12.4 million in the first half of 2015 compared to $11.7 million in the prior year. This increase is mainly due to a higher depreciable asset base from new restaurants opened. As a percent of revenue, depreciation and amortization increased to 4.7% from 4.4% due to the higher depreciable asset base and deleveraging.

Pre-Opening Costs

Pre-opening costs decreased by $0.2 million, or 32.5%, to $0.5 million in the first half of 2015 from $0.8 million in the comparable prior year period. We opened two restaurants in the first half of 2015 while none for the comparable prior year period, but had incurred pre-opening costs for three restaurants that opened in the third quarter of 2014.

Income from Operations

As a result of the foregoing, consolidated income from operations increased by $2.3 million, or 44.4%, to $7.5 million in the first half of 2015 compared to $5.2 million in the comparable prior year period.

Income from operations for the Joe’s brand decreased by $1.1 million, or 5.9%, to $17.0 million in the first half of 2015 from $18.1 million in the comparable prior year period. As a percent of revenue, Joe’s income from operations was 7.5% for the first half of 2015 compared to 7.8% in the prior year. This decrease was primarily attributable to lower comparable restaurant sales, partially offset by improvement in seafood pricing.

Income from operations for Brick House increased by $0.4 million, or 14.8%, to $3.3 million in the first half of 2015 compared to $2.8 million in the prior year. As a percent of revenue, Brick House income from operations increased to 8.2% from 8.0%. This increase was primarily due to higher comparable restaurant sales.

Interest Expense, Net

Interest expense, net increased by $4.1 million, or 112.1%, to $7.7 million during the first half of 2015 from $3.6 million during the comparable prior year period primarily due to a higher average debt balance and higher interest rate in the current year.

Income Tax Expense (Benefit)

Income tax expense (benefit) increased by $2.2 million, or 231.6% to a $1.2 million expense during the current 26-week period from a $0.9 million benefit during the prior year 26-week period. The effective income tax rate increased primarily due to the valuation allowance in the current 26-week period and the change in FICA tax credits being generated in the current year compared to the prior year proportionate to the income (loss) from continuing operations before income taxes. During the twenty-six weeks ended June 29, 2015, we recorded a valuation allowance of $2.7 million for continuing operations.

Discontinued Operations, net

Loss from discontinued operations was $20.7 million for the twenty-six weeks ended June 29, 2015 compared to $1.0 million for the twenty-six weeks ended June 30, 2014. In April 2015, we completed the sale of Macaroni Grill. We recorded a $22.4 million impairment charge during the first quarter of 2015 to write down the net assets of Macaroni Grill to their estimated fair value less cost to sell. During the first quarter of 2015, we also recorded a net gain of $2.1 million on the sale of certain assets of Macaroni Grill and a $1.0 million gain on insurance settlements. During the second quarter of 2015, we recorded a $6.1 million loss on disposal of the Macaroni Grill, which was partially offset by the related tax benefit.

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

The following table shows summary cash flows information for the twenty-six weeks ended June 29, 2015 and June 30, 2014 (in thousands):

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 29, 2015	June 30, 2014
Net cash provided by (used in):
Operating activities
Continuing operations	$24,063	$25,737
Discontinued operations	3,891	(929)
Investing activities
Continuing operations	(8,501)	(10,833)
Discontinued operations	11,639	(517)
Financing activities	(947)	(13,431)
Net increase in cash and cash equivalents	30,145	27
Decrease (increase) in cash and cash equivalents - discontinued operations	(2,291)	55
Net increase in cash and cash equivalents - continuing operations	$27,854	$82

Operating Activities

Net cash provided by operating activities – continuing operations was $24.1 million for the twenty-six weeks ended June 29, 2015 and $25.7 million for the twenty-six weeks ended June 30, 2014. The $1.7 million decrease from the prior year period is primarily due to higher interest payments and changes in working capital, partially offset by lower general and administrative expenses.

Net cash from operating activities – discontinued operations increased to a $3.9 million net cash provided in the current year versus a $0.9 million net cash used in the prior year. The increase year over year was primarily due to a decrease in marketing expenses and costs related to restaurant closures.

Investing Activities

Net cash used in investing activities – continuing operations decreased by $2.3 million to $8.5 million for the twenty-six weeks ended June 29, 2015 compared to $10.8 million for the twenty-six weeks ended June 30, 2014 mainly due to the decrease in capital expenditures from prior year. Capital expenditures decreased to $8.6 million in the current year compared to $10.7 million in the prior year primarily due to the timing of new restaurant openings.

Net cash from investing activities – discontinued operations increased to $11.6 million net cash provided in the current year compared to $0.5 million net cash used in the prior year. The increase is primarily due to the $7.1 million net proceeds from sale of the Macaroni Grill business and $4.3 million from the sale of certain Macaroni Grill assets prior to the sale of the entire business in the current year.

We estimate that total capital expenditures for fiscal year 2015 will be approximately $15.0 million to $20.0 million.

Financing Activities

Net cash used in financing activities was $0.9 million for the twenty-six weeks ended June 29, 2015 compared to $13.4 million for the twenty-six weeks ended June 30, 2014, primarily due to net payments on our term loan in the current year and on our revolving credit facility in the prior year.

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

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan was 8.0% as of June 29, 2015. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

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

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of June 29, 2015.

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

The weighted average interest rate on the 2014 Credit Agreement at June 29, 2015 was 8.0%. As of June 29, 2015, we had outstanding letters of credit of approximately $5.7 million and available borrowing capacity of approximately $24.3 million under the 2014 Revolving Credit Facility.

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

These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We have provided a definition below for these non-GAAP financial measures, together with an explanation of why management uses these measures and why management believes that these non-GAAP financial measures are useful to investors. In addition, we have provided a reconciliation of these non-GAAP financial measures utilized to their equivalent GAAP financial measures.

Adjusted income from continuing operations and adjusted income from continuing operations per share

We calculate adjusted income from continuing operations by eliminating from income (loss) from continuing operations the impact of items we do not consider indicative of our ongoing operations. Specifically, we believe that these non-GAAP measures provide greater comparability and enhanced visibility into our results of operations, excluding the impact of special charges and certain other expenses. Adjusted income from continuing operations represents income (loss) from continuing operations less items such as (a) transaction costs, (b) costs related to conversions, remodels and closures, (c) the income tax effect of the above described adjustment, and (d) the deferred tax asset valuation allowance. We believe these measures provide additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to these adjustments.

A reconciliation of income (loss) from continuing operations to adjusted income from continuing operations is as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 29, 2015	June 30, 2014	June 29, 2015	June 30, 2014
	(in thousands)
Income (loss) from continuing operations	$1,731	$2,334	$(1,465)	$2,479
Adjustments - continuing operations:
Transaction costs	-	89	-	89
Costs related to conversions, remodels and closures	14	-	63	-
Income tax effect of adjustments above	(6)	(35)	(25)	(35)
Deferred tax asset valuation allowance	607	-	2,733	-

Adjusted income from continuing operations	$2,346	$2,388	$1,306	$2,533

Weighted average shares outstanding
Basic	25,721	25,651	25,698	25,645
Diluted	25,730	25,749	25,698	25,715
Income (loss) from continuing operations per share
Basic and diluted	$0.07	$0.09	$(0.06)	$0.10
Adjusted income from continuing operations per share
Basic and diluted	$0.09	$0.09	$0.05	$0.10

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

During the thirteen and twenty-six weeks ended June 29, 2015, there were no significant changes in our accounting policies or estimates.

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

Commodity Price Risk

Many of the food products we purchase are affected by commodity pricing that is subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and are generally unpredictable. For the twenty-six weeks ended June 29, 2015, crab, lobster and shrimp accounted for approximately 39% of total food purchases, excluding Macaroni Grill. Crab and lobster are wild caught and sourced from government regulated and sustainable fisheries. Other categories affected by the commodities markets, such as seafood, beef and fish, each account for approximately 3% to 12% of our food purchases, excluding Macaroni Grill. While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities we require, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods. Our purchasing department negotiates prices and quantities for all of our ingredients through either cancellable contracts (with varying length terms), spot market purchases or commodity pricing formulas. Changes in commodity prices would generally affect us and our competitors similarly, depending on the terms and duration of supply contracts. We also enter into fixed price supply contracts for certain products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can have an adverse effect on margins.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2014 Credit Facility, which bear interest at variable rates. As of June 29, 2015, we had $164.2 million outstanding under our 2014 Credit Facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. We do not currently have any such derivative financial instruments in place. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Taking into account the 1% floor on our LIBOR borrowings under our new senior secured credit facility, a 1% increase in the interest rate on the outstanding balance of our variable rate debt would result in a $0.5 million change in our annual results of operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 29, 2015, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2015.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 29, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IGNITE RESTAURANT GROUP, INC.

August 6, 2015	By:	/s/ Brad A. Leist
		Name:	Brad A. Leist
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)