Form 10-Q
period 2015-09-28
Ignite Restaurant Group, Inc.
filed 2015-11-05
CIK 1526796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2015

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 30, 2015 was 26,142,904.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	September 28, 2015	December 29, 2014

ASSETS
Current assets
Cash and cash equivalents	$51,637	$20,564
Accounts receivable, net	3,689	7,992
Inventories	5,477	5,848
Other current assets	6,319	6,614
Assets held for sale	-	82,465
Total current assets	67,122	123,483

Property and equipment, net	178,418	192,942
Intangible assets, net	5,596	5,940
Other assets	5,039	5,355
Total assets	$256,175	$327,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,884	$15,651
Accrued liabilities	28,625	29,002
Current portion of debt obligations	1,650	1,650
Liabilities associated with assets held for sale	-	47,986
Total current liabilities	45,159	94,289

Long-term debt obligations	160,178	161,052
Deferred rent	19,802	19,457
Other long-term liabilities	4,161	1,623
Total liabilities	229,300	276,421

Commitments and contingencies (Note 9)

Stockholders' equity
Preferred stock, $0.01 par value per share, 100,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 500,000 shares authorized; 26,126 and 26,183 shares issued and outstanding as of September 28, 2015 and December 29, 2014, respectively	258	257
Additional paid-in capital	92,564	90,943
Accumulated deficit	(65,947)	(39,901)
Total stockholders' equity	26,875	51,299
Total liabilities and stockholders' equity	$256,175	$327,720

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

(Unaudited)

	Thirteen Weeks Ended September 28, 2015	Thirteen Weeks Ended September 29, 2014	Thirty-Nine Weeks Ended September 28, 2015	Thirty-Nine Weeks Ended September 29, 2014

Revenues	$133,357	$139,272	$398,746	$405,650
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	41,492	45,410	124,158	131,561
Labor expenses	37,190	37,500	111,997	112,365
Occupancy expenses	10,591	10,120	31,235	29,339
Other operating expenses	25,440	27,022	75,110	74,932
General and administrative	6,502	9,614	23,260	29,657
Depreciation and amortization	7,762	5,962	20,168	17,655
Pre-opening costs	22	1,210	536	1,972
Asset impairments and closures	4,752	1,805	4,835	1,954
Loss (gain) on disposal of assets	(908)	432	(556)	831
Total costs and expenses	132,843	139,075	390,743	400,266
Income from operations	514	197	8,003	5,384
Interest expense, net	(3,837)	(5,040)	(11,562)	(8,682)
Gain (loss) on insurance settlements	(428)	89	(428)	89
Loss from continuing operations before income taxes	(3,751)	(4,754)	(3,987)	(3,209)
Income tax expense (benefit)	537	(2,380)	1,766	(3,314)
Income (loss) from continuing operations	(4,288)	(2,374)	(5,753)	105
Income (loss) from discontinued operations (net of tax benefit of $391 and $3,621 for the thirteen weeks ended September 28, 2015 and September 29, 2014, and tax benefit of $4,221 and $5,778 for the thirty-nine weeks ended September 28, 2015 and September 29, 2014, respectively)	391	(4,156)	(20,293)	(5,133)
Net loss	$(3,897)	$(6,530)	$(26,046)	$(5,028)

Basic and diluted net income (loss) per share data:
Net income (loss) per share
Basic and diluted
Income (loss) from continuing operations	$(0.17)	$(0.09)	$(0.22)	$0.00
Income (loss) from discontinued operations	$0.02	$(0.16)	$(0.79)	$(0.20)
Net loss	$(0.15)	$(0.25)	$(1.01)	$(0.20)

Weighted average shares outstanding
Basic	25,761	25,672	25,719	25,654
Diluted	25,761	25,672	25,719	25,701

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended September 28, 2015	Thirty-Nine Weeks Ended September 29, 2014
Cash flows from operating activities
Net loss	$(26,046)	$(5,028)
Loss from discontinued operations, net of tax	20,293	5,133
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	20,168	17,655
Amortization of debt issuance costs	805	2,861
Amortization of debt discount	364	60
Stock-based compensation	2,008	2,050
Asset impairments	3,881	1,770
Deferred income tax	(377)	(5,122)
Gain on insurance related to property and equipment	(695)	(89)
Non-cash loss (gain) on disposal of assets	(695)	704
Decrease (increase) in operating assets:
Accounts receivable	4,475	3,401
Inventories	371	(833)
Other operating assets	(1,007)	1,279
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	3,559	(322)
Other operating liabilities	2,672	2,651
Net cash provided by operating activities - continuing operations	29,776	26,170
Net cash provided by operating activities - discontinued operations	3,891	268
Net cash provided by operating activities	33,667	26,438
Cash flows from investing activities
Purchases of property and equipment	(12,249)	(19,146)
Proceeds from property insurance claims	-	89
Proceeds from disposal of assets	1,660	52
Purchases of intangible assets	-	(150)
Net cash used in investing activities - continuing operations	(10,589)	(19,155)
Net cash provided by (used in) investing activities - discontinued operations	11,639	(959)
Net cash provided by (used in) investing activities	1,050	(20,114)
Cash flows from financing activities
Borrowings on revolving credit facility	-	109,000
Payments on revolving credit facility	-	(194,207)
Proceeds from long-term debt	-	162,525
Payments on long-term debt	(1,219)	(46,775)
Debt issuance costs paid	-	(4,784)
Taxes paid related to net share settlement of equity awards	(134)	(123)
Net cash provided by (used in) financing activities	(1,353)	25,636
Net increase in cash and cash equivalents	33,364	31,960
Change in cash and cash equivalents - discontinued operations	(2,291)	(2,528)
Cash and cash equivalents at beginning of period	20,564	3,836
Cash and cash equivalents at end of period	$51,637	$33,268

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

As of September 28, 2015, Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) owned and operated two full service, casual dining restaurant brands under the names Joe’s Crab Shack (“Joe’s”) and Brick House Tavern + Tap (“Brick House”). As of September 28, 2015, we owned and operated 131 Joe’s restaurants and 23 Brick House restaurants in 33 states within the United States. On April 17, 2015, we completed the sale of Romano’s Macaroni Grill (“Macaroni Grill”). See Note 2 for further discussion.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ignite and its wholly-owned subsidiaries as of September 28, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 29, 2014, the assets and associated liabilities of Macaroni Grill have been reclassified as held for sale. The operating results of Macaroni Grill for the current and prior periods have been aggregated and reclassified as discontinued operations in our condensed consolidated statements of operations for the thirteen weeks ended September 29, 2014 and thirty-nine weeks ended September 28, 2015 and September 29, 2014. See Note 2 for further discussion.

Fiscal Year

Our fiscal year ends on the Monday nearest to December 31 of each year. Our quarterly accounting periods are comprised of four equal 13-week periods, except for 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks. Fiscal years 2015 and 2014 are 52-week years.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued a converged standard on revenue recognition, Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. Its disclosure guidance requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations; significant judgments and changes in judgments; and assets recognized from the costs to obtain or fulfill a contract. This ASU’s effective date has been deferred by the issuance of ASU No. 2015-14, and is effective for us for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, but not before the original effective date. This ASU permits the use of either the retrospective or cumulative effect transition method. We are evaluating the impact of this guidance on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the impact of the standard on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to simplify the presentation of debt issuance costs in the balance sheet. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note, and that amortization of debt issuance costs also shall be reported as interest expense. The ASU does not affect the current guidance on the recognition and measurement of debt issuance costs. The update is effective for us in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods presented. The balance of unamortized debt issuance costs related to our term loan as of September 28, 2015 was $3.0 million. We have evaluated the ASU and determined that it has no material impact on our consolidated statements of operations and cash flows.

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

In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to amend SEC paragraphs in Subtopic 835-30 pursuant to SEC Staff announcement at the Emerging Issues Task Force meeting on June 18, 2015. The ASU addresses presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements, which were not addressed in ASU No. 2015-03. Given the absence of authoritative guidance within ASU No 2015-03 for debt issuance costs related to line-of credit arrangements, the SEC Staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The effective date and transition guidance of this ASU is in conjunction with the effective date and transition guidance of ASU No. 2015-03. We have evaluated the ASU and determined that it has no material impact on our consolidated statements of operations and cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirements to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new guidance does not change what constitutes a measurement period adjustment. The ASU should be applied prospectively to measurement period adjustments that occur after the effective date. The update is effective for us for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We have evaluated the ASU and determined that it has no material impact on our consolidated financial statements.

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

The following tables present the carrying amounts of the major classes of assets and liabilities associated with the held for sale business of Macaroni Grill (in thousands):

December 29, 2014
Assets held for sale
Accounts receivable, net	$4,721
Inventories	3,471
Other current assets	3,031
Property and equipment, net	43,012
Intangible assets, net	23,039
Other assets	5,191
$82,465

Liabilities associated with assets held for sale
Accounts payable	$9,730
Accrued liabilities	22,507
Deferred rent	4,799
Unfavorable leases	5,385
Noncurrent deferred tax liability	4,450
Other long-term liabilities	1,115
$47,986

The table below reconciles significant items that comprise loss from discontinued operations, net of tax (in thousands):

	Thirteen Weeks Ended September 28, 2015	Thirteen Weeks Ended September 29, 2014	Thirty-Nine Weeks Ended September 28, 2015	Thirty-Nine Weeks Ended September 29, 2014
Revenues	$-	$75,956	$88,439	$254,284

Cost of sales	-	20,476	23,187	68,465
Labor expenses	-	26,518	31,266	87,495
Occupancy expenses	-	9,540	9,987	29,356
Other operating expenses	-	20,597	18,190	64,142
General and administrative	-	1,615	2,149	5,048
Depreciation and amortization	-	2,883	2,066	7,271
Asset impairments and closures	-	1,503	22,807	2,446
Loss on disposal of assets	-	602	4,339	972
Other non-operating items	-	(1)	(1,038)	-
Loss from discontinued operations before income taxes	$-	$(7,777)	$(24,514)	$(10,911)

Note 3 — Selected Balance Sheet Accounts

The components of other current assets are as follows (in thousands):

	September 28, 2015	December 29, 2014
Prepaid insurance	$1,406	$1,461
Prepaid rent	1,125	939
Prepaid taxes	1,091	1,321
Prepaid licenses and fees	785	557
Prepaid advertising	450	193
Deferred income taxes	279	335
Other	1,183	1,808
	$6,319	$6,614

Intangible assets consist of the following (in thousands):

	September 28, 2015			December 29, 2014
	Cost	Accumulated Amortization and Impairment	Carrying Value	Cost	Accumulated Amortization and Impairment	Carrying Value
Definite lived:
Trademarks	$4,580	$3,915	$665	$4,580	$3,571	$1,009
Indefinite lived:
Liquor licenses	4,931	-	4,931	4,931	-	4,931
	$9,511	$3,915	$5,596	$9,511	$3,571	$5,940

The components of accrued liabilities are as follows (in thousands):

	September 28, 2015	December 29, 2014

Payroll and related costs	$7,340	$7,245
Insurance	6,092	7,642
Interest	3,402	1,865
Property taxes	2,852	2,632
Deferred gift card revenue	2,475	3,598
Sales and alcohol taxes	2,066	1,807
Utilities	1,446	1,258
Occupancy	1,129	1,053
Other	1,823	1,902
	$28,625	$29,002

Note 4 — Debt Obligations

Debt obligations consisted of the following (in thousands):

	September 28, 2015	December 29, 2014

Term loan, due February 2019	$163,762	$165,000
Less unamortized debt discount	1,934	2,298
Total debt, net of debt discount	161,828	162,702
Less current portion	1,650	1,650
Long-term debt obligations	$160,178	$161,052

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

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan was 8.0% as of September 28, 2015. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

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

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of September 28, 2015.

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

The weighted average interest rate on the 2014 Credit Agreement at September 28, 2015 was 8.0%. As of September 28, 2015, we had outstanding letters of credit of approximately $4.1 million and available borrowing capacity of approximately $25.9 million under the 2014 Revolving Credit Facility.

The carrying value of our long-term debt approximates fair value. The estimate of the fair value of our debt is based on observable market information from a third party pricing source, which is classified as a level 2 input within the fair value hierarchy.

Note 5 — Restaurant Closures and Impairments

During the thirty-nine weeks ended September 28, 2015, we closed eight Joe’s restaurant, seven of which were closed during the thirteen weeks ended September 28, 2015. Included in the eight restaurants closed in the current year were two that will be converted to Brick House restaurants and one Joe’s that was sold resulting in a net gain of $1.5 million. During the thirteen weeks ended September 28, 2015, we recognized $1.6 million in closure-related expenses, including $0.9 million recorded in asset impairments and closures primarily related to future minimum lease obligations, $1.7 million of accelerated depreciation, and a net gain of $1.0 million recorded in loss (gain) on disposal of assets. During the thirty-nine weeks ended September 28, 2015, we recognized $1.6 million in closure-related expenses, including $0.9 million recorded in asset impairments and closures primarily related to future minimum lease obligations, $1.7 million of accelerated depreciation, and a net gain of $0.9 million recorded in loss (gain) on disposal of assets.

During the thirteen weeks ended September 28, 2015, we recorded an impairment charge of approximately $3.9 million for one closed Joe’s restaurant to reduce the carrying value of its long-lived assets to their fair value. This restaurant was opened in 2013 and has underperformed compared to expectations. During the thirteen weeks ended September 29, 2014, we recorded an impairment charge of approximately $1.8 million to reduce the carrying value of the long-lived assets of one Joe’s restaurant to their estimated fair value. That restaurant was opened in 2012 and had significantly underperformed compared to expectations. Operations management had tried to increase the performance of the restaurant through management changes and various new initiatives. None of these initiatives made a meaningful impact on its performance, hence, we closed the restaurant in the third quarter of 2015.

Note 6 — Stock-Based Compensation

During the thirty-nine weeks ended September 28, 2015, the board of directors granted approximately 200 thousand shares of restricted stock with a weighted average grant date fair value of $4.28, and approximately 658 thousand stock appreciation rights (“SARs”) with a weighted average grant date fair value of $2.03. As of September 28, 2015, we had unrecognized stock-based compensation expense of approximately $4.5 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.5 years.

The following table provides the significant weighted average assumptions used to determine the fair value of SARs on the grant date using the Black-Scholes option-pricing model for awards granted during the thirty-nine weeks ended September 28, 2015 and September 29, 2014:

	Thirty-Nine Weeks Ended September 28, 2015		Thirty-Nine Weeks Ended September 29, 2014
Expected term (in years)	6.25		6.25
Expected volatility	43.6%		42.5%
Dividend yield	0.0%		0.0%
Risk-free interest rate	1.5% -	1.8%	1.9% -	2%

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

	Thirteen Weeks Ended September 28, 2015	Thirteen Weeks Ended September 29, 2014	Thirty-Nine Weeks Ended September 28, 2015	Thirty-Nine Weeks Ended September 29, 2014
Denominator:
Basic weighted average shares outstanding	25,761	25,672	25,719	25,654
Effect of dilutive securities	-	-	-	47
Diluted weighted average shares outstanding	25,761	25,672	25,719	25,701

For the thirteen weeks ended September 28, 2015, we excluded 365 thousand shares of restricted stock and 1.6 million stock appreciation rights outstanding from the calculation of diluted net income per share because their effect was anti-dilutive. For the thirty-nine weeks ended September 28, 2015, we excluded 365 thousand shares of restricted stock and 1.6 million stock appreciation rights outstanding from the calculation of diluted net loss per share because their effect was anti-dilutive due to the net loss for the period. For the thirteen weeks ended September 29, 2014, we excluded 505 thousand shares of restricted stock outstanding and 1.6 million stock appreciation rights from the calculation of diluted net income per share because their effect was anti-dilutive due to the net loss for the period. For the thirty-nine weeks ended September 29, 2014, we included 505 thousand shares of restricted stock outstanding, and excluded 1.6 million stock appreciation rights from the calculation of diluted net income per share because their effect was anti-dilutive.

Note 8 — Related Party Transaction

Under an eighteen month contract which ends September 30, 2015, we receive certain creative marketing-related services, including print design, digital branding, and food photography from Norton Creative LLC (“Norton”). We also engage Norton for television direction and production services, which were not covered in the scope of the original agreement. On September 12, 2015, our President and CEO married the majority owner and CEO of Norton. Prior to becoming a related party, Norton provided services in the amount of $556 thousand and $2.2 million during the thirteen and thirty-nine weeks ended September 28, 2015, respectively, of which $0 and $162 thousand related to discontinued operations. Amounts billed to us for services provided by Norton after becoming a related party, which were reviewed and approved by the Audit Committee, totaled $118 thousand. As of September 28, 2015, we owed Norton Creative $129 thousand in unpaid billings.

As of the date of this filing, with the oversight of the Audit Committee, we are evaluating a proposed extension of the contract with Norton, as well as alternative proposals from unrelated creative marketing agencies. In the interim, we will continue to use Norton’s services with the review and approval of the Audit Committee.

Note 9 — Commitments and Contingencies

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

On August 28, 2013, in the United States District Court, Western District of New York, six former tipped employees of various Joe’s Crab Shack locations filed a complaint against us and certain of our officers alleging that the employees were not paid the minimum wage required by federal law as well as the wage-hour laws of the respective states in which they worked. These former employees purport to represent a nationwide class of tipped employees on their federal claims and separate subclasses of tipped employees regarding their state law claims. By order dated January 27, 2015, the court granted conditional certification to the class. We are vigorously contesting this matter and have answered and asserted affirmative defenses. There are pending motions and discovery issues regarding members of the putative class. A hearing on these motions and issues has been scheduled for December 10, 2015. At this early stage, we cannot predict with any certainty whether the former employees will prevail or the amount of damages they might recover were they to prevail.

Note 10 — Income Taxes

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

Income taxes for the thirteen and thirty-nine weeks ended September 28, 2015 and September 29, 2014 were estimated using the discrete method, which is based on actual year-to-date loss before income taxes and estimated tax credits generated primarily related to FICA and Medicare taxes paid on employee tip income. We believe that this method yields a more reliable income tax calculation for the interim periods. The estimated annual effective tax rate method was not reasonable due to its sensitivity to small changes in forecasted annual earnings before income taxes, which would result in significant variations in the customary relationship between income tax expense and earnings before income taxes for interim periods.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of our credit carryforwards which begin to expire in 2031. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. According to ASC Topic No. 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Therefore, during the thirteen weeks ended September 28, 2015, we recorded a valuation allowance of $2.6 million for continuing operations and reversed $0.4 million of valuation allowance for discontinued operations. During the thirty-nine weeks ended September 28, 2015, we recorded a valuation allowance of $5.4 million for continuing operations and $28.5 million for discontinued operations. During the second quarter, we also wrote off $22.9 million of net deferred tax assets of Macaroni Grill against the valuation allowance in connection with the sale. If we are able to generate sufficient taxable income in the future and it becomes more likely than not that we will be able to fully utilize the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease if the valuation allowance is reversed.

Note 11 — Segment Information

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

The following tables present information about our reportable segments for the respective periods (in thousands).

	Thirteen Weeks Ended September 28, 2015	Thirteen Weeks Ended September 29, 2014	Thirty-Nine Weeks Ended September 28, 2015	Thirty-Nine Weeks Ended September 29, 2014
Revenues
Joe's Crab Shack	$114,801	$122,158	$340,276	$352,971
Brick House Tavern + Tap	18,556	17,114	58,470	52,679
	$133,357	$139,272	$398,746	$405,650

Income (loss) from operations
Joe's Crab Shack	$4,207	$7,468	$21,224	$25,544
Brick House Tavern + Tap	1,284	(54)	4,555	2,795
Corporate	(4,977)	(7,217)	(17,776)	(22,955)
	$514	$197	$8,003	$5,384

Depreciation and amortization
Joe's Crab Shack	$6,383	$4,618	$16,036	$13,768
Brick House Tavern + Tap	1,112	1,066	3,346	3,114
Corporate	267	278	786	773
	$7,762	$5,962	$20,168	$17,655

Capital expenditures
Joe's Crab Shack	$2,851	$6,572	$5,693	$13,885
Brick House Tavern + Tap	510	1,278	5,698	3,965
Corporate	324	563	858	1,296
	$3,685	$8,413	$12,249	$19,146

	September 28, 2015	December 29, 2014
Property and equipment, net
Joe's Crab Shack	$134,006	$149,105
Brick House Tavern + Tap	41,676	40,715
Corporate	2,736	3,122
	$178,418	$192,942

Intangible assets, net
Joe's Crab Shack	$3,664	$3,981
Brick House Tavern + Tap	1,921	1,946
Corporate	11	13
	$5,596	$5,940

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

Overview

As of September 28, 2015, Ignite Restaurant Group, Inc. operated two restaurant brands in the casual dining segment, Joe’s Crab Shack (“Joe’s”) and Brick House Tavern + Tap (“Brick House”). Both of our restaurant brands offer a variety of high-quality food in a distinctive, casual, high-energy atmosphere. Joe’s and Brick House operate in a diverse set of markets across the United States. As of September 28, 2015, we owned and operated 131 Joe’s restaurants and 23 Brick House restaurants in 33 states. On April 17, 2015, we completed the sale of Romano’s Macaroni Grill (“Macaroni Grill”). See Note 2 in our Notes to Condensed Consolidated Financial Statements for further information.

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

During the thirteen weeks ended September 28, 2015, we closed seven Joe’s restaurants, of which two will be converted to Brick House restaurants.

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

We believe that our exit from the Macaroni Grill business was a strategic shift which has a significant effect on our operations and financial results. Hence, we considered Macaroni Grill as a discontinued operation. As of December 29, 2014, the assets and associated liabilities of Macaroni Grill have been reclassified as held for sale. The operating results of Macaroni Grill for the current and prior periods have been aggregated and reclassified as discontinued operations in our condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended September 28, 2015 and September 29, 2014.

Outlook

Our near term business strategy focuses on two primary elements: increasing comparable restaurant sales at Joe’s and continuing the growth of our Brick House brand through comparable restaurant sales growth and new unit development.

We have continued to experience sales declines at Joe’s with comparable restaurant sales decreasing 6.6% during the third quarter of 2015. We are testing several initiatives and promotions that are intended to improve sales and traffic. To date, these initiatives and promotions have generated some positive results but have yet to make a meaningful impact to sales and traffic. Even though sales are down, favorable shellfish and shrimp pricing compared to the prior year and reductions in general and administrative expenses due to our new streamlined operations management team have both contributed to increased operating margins at Joe’s, excluding the impacts of restaurant closures and impairments. We are also pursuing strategic alternatives for underperforming restaurants which led to the closure of seven Joe’s restaurants in the third quarter, two of which will be converted to Brick Houses and one that was sold for net proceeds of $1.6 million. We will continue to look for ways to optimize our real estate portfolio. Comparable restaurant sales at Brick House decreased by 0.7% in the current quarter but are still up for the year. We have introduced several new initiatives that we believe will improve sales and traffic in key day parts. Despite the decline in sales, we achieved increased operating margins at Brick House due to improved restaurant-level profit and lower general and administrative expenses.

If our initiatives do not improve the operating performance at Joe’s and more specifically at certain underperforming restaurants, we may have to recognize additional asset impairments or closure-related expenses and increase our valuation allowance during 2015 against some or all of our deferred tax assets.

Results of Operations

We completed the sale of the Macaroni Grill business on April 17, 2015, hence, the operating results of Macaroni Grill for the current and prior periods have been aggregated and reclassified as discontinued operations. We also reclassified to discontinued operations the loss from the sale of Macaroni Grill.

Thirteen Weeks Ended September 28, 2015 Compared to Thirteen Weeks Ended September 29, 2014

The following table presents the condensed consolidated statements of operations for the thirteen weeks ended September 28, 2015 and September 29, 2014, expressed as a percentage of revenue.

	Thirteen Weeks Ended
	September 28, 2015	September 29, 2014

Revenues	100.0%	100.0%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	31.1	32.6
Labor expenses	27.9	26.9
Occupancy expenses	7.9	7.3
Other operating expenses	19.1	19.4
General and administrative	4.9	6.9
Depreciation and amortization	5.8	4.3
Pre-opening costs	0.0	0.9
Asset impairments and closures	3.6	1.3
Loss (gain) on disposal of assets	(0.7)	0.3
Total costs and expenses	99.6	99.9
Income from operations	0.4	0.1
Interest expense, net	(2.9)	(3.6)
Gain (loss) on insurance settlements	(0.3)	0.1
Loss from continuing operations before income taxes	(2.8)	(3.4)
Income tax expense (benefit)	0.4	(1.7)
Loss from continuing operations	(3.2)	(1.7)
Income (loss) from discontinued operations, net	0.3	(3.0)
Net loss	(2.9)%	(4.7)%

*	The percentages reflected are subject to rounding adjustments. They may not foot due to rounding.

The following table sets forth additional operating information for the periods indicated that we use in assessing our performance:

	Thirteen Weeks Ended September 28, 2015	Thirteen Weeks Ended September 29, 2014
	(dollars in thousands)
Selected Other Data(1):
Number of restaurants open (end of period):
Joe's Crab Shack	131	138
Brick House Tavern + Tap	23	21
Total restaurants - continuing operations	154	159

Restaurant operating weeks
Joe's Crab Shack	1,769	1,774
Brick House Tavern + Tap	299	269

Average weekly sales
Joe's Crab Shack	$65	$69
Brick House Tavern + Tap	$62	$64

Change in comparable restaurant sales
Joe's Crab Shack	(6.6)%	(4.4)%
Brick House Tavern + Tap	(0.7)%	7.5%

Income (loss) from operations
Joe's Crab Shack	$4,207	$7,468
Brick House Tavern + Tap	1,284	(54)
Corporate	(4,977)	(7,217)
Total - continuing operations	$514	$197

Adjusted income from continuing operations(2)	$1,880	$335

(1)	Includes only results of Joe’s and Brick House due to the reclassification of Macaroni Grill’s operations to discontinued operations.
(2)

A reconciliation and discussion of this non-GAAP financial measure is included below under “Non-GAAP Financial Measures.” This measure should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

Revenues

Revenues were $133.4 million during the thirteen weeks ended September 28, 2015, a decrease of $5.9 million, or 4.2%, compared to revenues of $139.3 million during the thirteen weeks ended September 29, 2014. The decrease was primarily caused by a 6.6% decrease in comparable restaurant sales for Joe’s and a 0.7% decrease in comparable restaurant sales for Brick House, partially offset by the net increase in operating weeks.

Revenues at Joe’s decreased 6.0% to $114.8 million in the third quarter of 2015 versus $122.2 million in the third quarter of 2014. This decrease was primarily due to a 6.6% decrease in comparable restaurant sales. The comparable restaurant sales decrease was comprised of a 4.6% decrease in traffic and a 2.3% decrease in mix, partially offset by a 0.3% increase in pricing.

Brick House revenues increased 8.4% to $18.6 million in the third quarter of 2015 versus $17.1 million in the third quarter of 2014 due to two new restaurant openings since the third quarter of 2014, partially offset by a 0.7% decrease in comparable restaurant sales. The comparable restaurant sales decrease was comprised of a 4.8% decrease from traffic and mix, partially offset by a 4.1% increase in pricing due to less discounting.

Cost of Sales

Cost of sales decreased by $3.9 million, or 8.6%, to $41.5 million in the third quarter of 2015 versus $45.4 million in the comparable period of 2014. As a percent of revenue, cost of sales decreased to 31.1% from 32.6% in the prior year due primarily to improvement in seafood pricing at Joe’s and reduced discounting at Brick House compared to last year.

Labor Expenses

Labor expenses decreased by $310 thousand, or 0.8%, to $37.2 million in the current year third quarter versus $37.5 million in the comparable period last year. The decrease was primarily due to lower restaurant management bonuses, partially offset by decreased productivity in hourly labor at Joe’s. Labor expenses, as a percent of revenue, increased to 27.9% from 26.9% due to decreased productivity and deleverage from lower sales.

Occupancy Expenses

Occupancy expenses increased by $471 thousand, or 4.7%, to $10.6 million in the current year third quarter versus $10.1 million in the comparable period last year. The increase was primarily due to the increase in operating weeks. As a percent of revenue, occupancy expenses increased to 7.9% from 7.3% primarily due to deleverage from the lower sales volumes.

Other Operating Expenses

Other operating expenses decreased by $1.6 million, or 5.9%, to $25.4 million in the current year third quarter compared to $27.0 million in the comparable prior year period. This decrease was primarily due to lower advertising expense and utilities, offset partially by higher insurance costs. As a percent of revenue, other operating expenses decreased to 19.1% from 19.4% primarily due to lower advertising expense, partially offset by deleverage from lower sales.

General and Administrative

General and administrative expense decreased by $3.1 million, or 32.4%, to $6.5 million in the third quarter of 2015 versus $9.6 million in the third quarter of 2014, which was primarily due to downsizing and personnel reductions implemented in the fourth quarter of fiscal 2014 and in connection with the closing of the sale of Macaroni Grill in the second quarter of 2015, and a reduction in professional fees in the current quarter. As a percent of revenue, general and administrative expenses decreased to 4.9% from 6.9%.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.8 million, or 30.2%, to $7.8 million in the current year third quarter compared to $6.0 million in the prior year. This increase is mainly due to $1.7 million in accelerated depreciation related to restaurant conversions. As a percent of revenue, depreciation and amortization increased to 5.8% from 4.3%.

Pre-Opening Costs

Pre-opening costs decreased by $1.2 million, or 98.2%, to $22 thousand in the third quarter of 2015 from $1.2 million in the comparable prior year period. We did not open any restaurants in the current year third quarter and opened three restaurants in the comparable period last year. We also incurred pre-opening costs in both periods for restaurants that opened in subsequent periods.

Asset impairments and closures

Asset impairments and closures increased by $2.9 million to $4.8 million in the third quarter of 2015 compared to $1.8 million in the comparable prior year period primarily due to the impact of seven restaurants closed in the current year third quarter compared to none in the comparable prior year period. Included in the amounts above are impairment charges of $3.9 million in the current year compared to $1.8 million in the prior year.

We periodically evaluate possible impairment of fixed assets at the restaurant level and intangible assets, and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. We also periodically evaluate the criteria we use as an indication of asset impairment. As a result of our periodic impairment testing, we recorded an impairment charge of $3.9 million in the current quarter and $1.8 million in the prior year third quarter related to two Joe’s restaurants, which were closed in the third quarter of 2015.

Loss (Gain) on Disposal of Assets

Gain on disposal of assets was $0.9 million in the current year third quarter compared to a loss on disposal of assets of $0.4 million in the comparable prior year period. The change is primarily related to a $1.5 million gain from the sale of one Joe’s restaurant in the current quarter, offset partially by higher asset retirement losses for closed, converted and remodeled restaurants in the current quarter.

Income from Operations

As a result of the foregoing, consolidated income from operations increased by $0.3 million, or 160.9%, to $0.5 million in the current 13-week period compared to $0.2 million in the 13-week period of the prior year.

Income from operations for the Joe’s brand decreased by $3.3 million, or 43.7%, to $4.2 million in the current 13-week period from $7.5 million in the prior year 13-week period. As a percent of revenue, excluding the impact of non-cash impairment charges, accelerated depreciation on conversions and preopening expenses, Joe’s income from operations was 8.5% for the current quarter compared to 8.3% in the prior year. This increase was primarily attributable to improvement in seafood pricing and reduced general and administrative expenses, partially offset by decreased labor productivity and lower comparable restaurant sales.

Income from operations for Brick House was $1.3 million in the current quarter compared to a $54 thousand loss in the prior year quarter. As a percent of revenue, Brick House income from operations increased to 6.9% from (0.3%). This increase was primarily due to lower general and administrative expenses and pre-opening costs, partially offset by lower comparable restaurant sales.

Interest Expense, Net

Interest expense, net decreased by $1.2 million, or 23.9%, to $3.8 million during the current 13-week period from $5.0 million during the prior year 13-week period primarily due to a $2.2 million write-off of debt issuance costs related to the debt refinancing in the prior year quarter.

Gain (Loss) on Insurance Settlements

Loss on insurance settlements was $428 thousand in the current quarter compared to a gain on insurance settlements of $89 thousand in the comparable prior year period. The current quarter loss relates to a restaurant closed in the prior year that was razed by fire in July 2015. The prior year quarter gain relates to insurance recoveries on a restaurant affected by Hurricane Sandy.

Income Tax Expense (Benefit)

Income tax expense increased by $2.9 million to a $537 thousand expense during the current 13-week period from a $2.4 million benefit during the prior year 13-week period. The increase is primarily due to a valuation allowance of $2.6 million recorded for continuing operations during the thirteen weeks ended September 28, 2015.

Discontinued Operations, net

Income (loss) from discontinued operations relates to a $0.4 million valuation allowance reversal in the current quarter, while the $4.2 million loss from discontinued operations relates to the net loss of Macaroni Grill’s operations in the prior year quarter, net of income tax benefit of $3.6 million.

Thirty-Nine Weeks Ended September 28, 2015 Compared to Thirty-Nine Weeks Ended September 29, 2014

The following table presents the condensed consolidated statements of operations for the thirty-nine weeks ended September 28, 2015 and September 29, 2014, expressed as a percentage of revenue.

	Thirty-Nine Weeks Ended
	September 28, 2015	September 29, 2014

Revenues	100.0%	100.0%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	31.1	32.4
Labor expenses	28.1	27.7
Occupancy expenses	7.8	7.2
Other operating expenses	18.8	18.5
General and administrative	5.8	7.3
Depreciation and amortization	5.1	4.4
Pre-opening costs	0.1	0.5
Asset impairments and closures	1.2	0.5
Loss (gain) on disposal of assets	(0.1)	0.2
Total costs and expenses	98.0	98.7
Income from operations	2.0	1.3
Interest expense, net	(2.9)	(2.1)
Gain (loss) on insurance settlements	(0.1)	0.0
Loss from continuing operations before income taxes	(1.0)	(0.8)
Income tax expense (benefit)	0.4	(0.8)
Income (loss) from continuing operations	(1.4)	0.0
Loss from discontinued operations, net	(5.1)	(1.3)
Net loss	(6.5)%	(1.2)%

*	The percentages reflected are subject to rounding adjustments. They may not foot due to rounding.

The following table sets forth additional operating information for the periods indicated that we use in assessing our performance:

	Thirty-Nine Weeks Ended September 28, 2015	Thirty-Nine Weeks Ended September 29, 2014
	(dollars in thousands)
Selected Other Data(1):
Number of restaurants open (end of period):
Joe's Crab Shack	131	138
Brick House Tavern + Tap	23	21
Total restaurants	154	159

Restaurant operating weeks
Joe's Crab Shack	5,368	5,310
Brick House Tavern + Tap	877	789

Average weekly sales
Joe's Crab Shack	$63	$66
Brick House Tavern + Tap	$67	$67

Change in comparable restaurant sales
Joe's Crab Shack	(4.9)%	(5.0)%
Brick House Tavern + Tap	2.5%	8.7%

Income (loss) from operations
Joe's Crab Shack	$21,224	$25,544
Brick House Tavern + Tap	4,555	2,795
Corporate	(17,776)	(22,955)
Total	$8,003	$5,384

Adjusted income from continuing operations(2)	$3,186	$2,868

(1)	Includes only results of Joe’s and Brick House due to the reclassification of Macaroni Grill’s operations to discontinued operations.
(2)

A reconciliation and discussion of this non-GAAP financial measure is included below under “Non-GAAP Financial Measures.” This measure should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

Revenues

Revenues were $398.8 million during the thirty-nine weeks ended September 28, 2015, a decrease of $6.9 million, or 1.7%, compared to revenues of $405.7 million during the thirty-nine weeks ended September 29, 2014. The decrease was primarily caused by the 4.9% decrease in comparable restaurant sales for Joe’s, partially offset by the 2.5% increase in comparable restaurant sales for Brick House and the increase in operating weeks for both brands.

Revenues at Joe’s decreased 3.6% to $340.3 million in the year-to-date period of 2015 versus $353.0 million in the year-to-date period of 2014. This decrease was primarily due to a 4.9% decrease in comparable restaurant sales, partially offset by an increase in operating weeks from the prior year. The comparable restaurant sales decrease was comprised of a 5.3% decrease in traffic and a 1.2% decrease in mix, offset partially by a 1.6% increase in pricing.

Brick House revenues increased 11.0% to $58.5 million in the year-to-date period of 2015 versus $52.7 million in the year-to-date period of 2014 due to a 2.5% increase in comparable restaurant sales and two new restaurant openings since the third quarter of 2014. The comparable restaurant sales increase was comprised of a 3.1% increase in pricing, partially offset by a 0.6% decrease from traffic and mix.

Cost of Sales

Cost of sales decreased by $7.4 million, or 5.6%, to $124.2 million in the year-to-date period of 2015 versus $131.6 million in the comparable period of 2014. As a percent of revenue, cost of sales decreased to 31.1% from 32.4% in the prior year due primarily to improvement in seafood pricing at Joe’s and reduced discounting at Brick House compared to last year.

Labor Expenses

Labor expenses decreased by $368 thousand, or 0.3%, to $112.0 million in the year-to-date period of 2015 versus $112.4 million in the comparable period last year. The decrease was primarily due to lower restaurant management bonuses due to lower sales, partially offset by decreased productivity in hourly labor at Joe’s. Labor expenses, as a percent of revenue, was 28.1% in the year-to-date period of 2015 versus 27.7% in the year-to-date period of 2014 due to decreased productivity and deleverage from lower sales.

Occupancy Expenses

Occupancy expenses increased by $1.9 million, or 6.5%, to $31.2 million in the year-to-date period of 2015 versus $29.3 million in the comparable period last year. The increase was primarily due to the increase in operating weeks. As a percent of revenue, occupancy expenses increased to 7.8% from 7.2% primarily due to deleverage from the lower sales volumes.

Other Operating Expenses

Other operating expenses increased by $178 thousand, or 0.2%, to $75.1 million in the year-to-date period of 2015 compared to $74.9 million in the comparable prior year period. This increase was primarily due to increased insurance costs, offset partially by lower utilities, credit card fees, supplies and marketing expense spending. As a percent of revenue, other operating expenses increased to 18.8% from 18.5% primarily due to deleverage from lower sales volumes.

General and Administrative

General and administrative expense decreased by $6.4 million, or 21.6%, to $23.3 million in the year-to-date period of 2015 versus $29.7 million in the year-to-date period of 2014, which was primarily due to downsizing and personnel reductions implemented in the fourth quarter of fiscal 2014 and a reduction in professional fees, partially offset by higher severance costs. As a percent of revenue, general and administrative expenses decreased to 5.8% from 7.3% due to reduction of professional fees and personnel costs, offset by higher severance costs.

Depreciation and Amortization

Depreciation and amortization expense increased by $2.5 million, or 14.2%, to $20.2 million in the year-to-date period of 2015 compared to $17.7 million in the prior year. This increase is mainly due to a higher depreciable asset base from new restaurants opened and accelerated depreciation related to restaurant conversions. As a percent of revenue, depreciation and amortization increased to 5.1% from 4.4%.

Pre-Opening Costs

Pre-opening costs decreased by $1.4 million, or 72.8%, to $536 thousand in the year-to-date period of 2015 from $2.0 million in the comparable prior year period. We opened two restaurants in the year-to-date period of 2015 while three restaurants were opened for the comparable prior year period. We also incurred pre-opening costs in both periods for restaurants that opened in subsequent periods.

Asset impairments and closures

Asset impairments and closures increased by $2.9 million to $4.8 million in the year-to-date period of 2015 compared to $2.0 million in the comparable prior year period primarily due to the impact of eight restaurants closed in the current year compared to none in the comparable prior year period. Included in the amounts above are impairment charges of $3.9 million in the current year compared to $1.8 million in the prior year.

We periodically evaluate possible impairment of fixed assets at the restaurant level and intangible assets, and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. We also periodically evaluate the criteria we use as an indication of asset impairment. As a result of our periodic impairment testing, we recorded an impairment charge of $3.9 million in the current year and $1.8 million in the prior year related to two Joe’s restaurants, which were closed in the third quarter of 2015.

Loss (Gain) on Disposal of Assets

Gain on disposal of assets was $0.6 million in the current year compared to a loss on disposal of assets of $0.8 million in the comparable prior year period. The change is primarily related to a $1.5 million gain from the sale of one Joe’s restaurant in the current quarter, offset partially by higher asset retirement losses for closed, converted and remodeled restaurants in the current year.

Income from Operations

As a result of the foregoing, consolidated income from operations increased by $2.6 million, or 48.6%, to $8.0 million in the year-to-date period of 2015 compared to $5.4 million in the comparable prior year period.

Income from operations for the Joe’s brand decreased by $4.3 million, or 16.9%, to $21.2 million in the year-to-date period of 2015 from $25.5 million in the comparable prior year period. As a percent of revenue, excluding the impact of non-cash impairment charges, accelerated depreciation on conversions and preopening expenses, Joe’s income from operations was 7.9% for the year-to-date period of 2015 compared to 8.2% in the prior year. This decrease was primarily attributable to lower comparable restaurant sales and decreased productivity in hourly labor, partially offset by improvement in seafood pricing lower general and administrative expenses.

Income from operations for Brick House increased by $1.8 million, or 63.0%, to $4.6 million in the year-to-date period of 2015 compared to $2.8 million in the prior year. As a percent of revenue, Brick House income from operations increased to 7.8% from 5.3%. This increase was due to higher comparable restaurant sales, increased operating weeks and lower general and administrative expenses.

Interest Expense, Net

Interest expense, net increased by $2.9 million, or 33.2%, to $11.6 million during the year-to-date period of 2015 from $8.7 million during the comparable prior year period primarily due to a higher average debt balance and higher interest rate in the current year, partially offset by a $2.2 million write-off of debt issuance costs related to the debt refinancing in the prior year.

Gain (Loss) on Insurance Settlements

Loss on insurance settlements was $428 thousand in the current 39-week period compared to a gain on insurance settlements of $89 thousand in the comparable prior year period. The current 39-week period loss relates to a restaurant we closed in a prior year that was razed by fire in July 2015. The prior year 39-week period gain relates to insurance recoveries on a restaurant affected by Hurricane Sandy.

Income Tax Expense (Benefit)

Income tax expense (benefit) increased by $5.1 million, or 153.3% to a $1.8 million expense during the current 39-week period from a $3.3 million benefit during the prior year 39-week period. The increase was primarily due to a valuation allowance of $5.4 million recorded for continuing operations during the thirty-nine weeks ended September 28, 2015.

Discontinued Operations, net

Loss from discontinued operations was $20.3 million for the thirty-nine weeks ended September 28, 2015 compared to $5.1 million for the thirty-nine weeks ended September 29, 2014. In April 2015, we completed the sale of Macaroni Grill. We recorded a $22.4 million impairment charge during the first quarter of 2015 to write down the net assets of Macaroni Grill to their estimated fair value less cost to sell. During the first quarter of 2015, we also recorded a net gain of $2.1 million on the sale of certain assets of Macaroni Grill and a $1.0 million gain on insurance settlements. During the second quarter of 2015, we recorded a $6.1 million loss on disposal of the Macaroni Grill, which was partially offset by the related tax benefit.

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

The following table shows summary cash flows information for the thirty-nine weeks ended September 28, 2015 and September 29, 2014 (in thousands):

	Thirty-Nine Weeks Ended September 28, 2015	Thirty-Nine Weeks Ended September 29, 2014
Net cash provided by (used in):
Operating activities
Continuing operations	$29,776	$26,170
Discontinued operations	3,891	268
Investing activities
Continuing operations	(10,589)	(19,155)
Discontinued operations	11,639	(959)
Financing activities	(1,353)	25,636
Net increase in cash and cash equivalents	33,364	31,960
Increase in cash and cash equivalents - discontinued operations	(2,291)	(2,528)
Net increase in cash and cash equivalents - continuing operations	$31,073	$29,432

Operating Activities

Net cash provided by operating activities – continuing operations was $29.8 million for the thirty-nine weeks ended September 28, 2015 and $26.2 million for the thirty-nine weeks ended September 29, 2014. The $3.6 million increase from the prior year period is primarily due to lower general and administrative expenses and changes in working capital, partially offset by lower sales and higher interest payments.

Net cash provided by operating activities – discontinued operations increased to $3.9 million in the current year versus $268 thousand in the prior year. The increase year over year was primarily due to a decrease in marketing expenses and costs related to restaurant closures.

Investing Activities

Net cash used in investing activities – continuing operations decreased by $8.6 million to $10.6 million for the thirty-nine weeks ended September 28, 2015 compared to $19.2 million for the thirty-nine weeks ended September 29, 2014 mainly due to the decrease in capital expenditures from prior year and $1.6 million in net proceeds from the sale of a Joe’s restaurant in the third quarter of 2015. Capital expenditures decreased to $12.2 million in the current year compared to $19.1 million in the prior year primarily due to the timing of new restaurant openings.

Net cash from investing activities – discontinued operations increased to $11.6 million net cash provided in the current year compared to $1.0 million net cash used in the prior year. The increase is primarily due to the $7.1 million net proceeds from sale of the Macaroni Grill business and $4.3 million from the sale of certain Macaroni Grill assets prior to the sale of the entire business in the current year.

We estimate that total capital expenditures for fiscal year 2015 will be approximately $15.0 million to $20.0 million.

Financing Activities

Net cash used in financing activities was $1.4 million for the thirty-nine weeks ended September 28, 2015 compared to $25.6 million net cash provided by financing activities for the thirty-nine weeks ended September 29, 2014, primarily due to net payments on our term loan in the current year compared to prior year activity which included net payments of $85.2 million on our Revolving Credit Facility, proceeds from our term loan of $162.5 million, $46.8 million repayment of our old term loan and payment of $4.8 million of debt issuance costs related to our August 2014 debt refinancing.

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

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan was 8.0% as of September 28, 2015. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

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

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of September 28, 2015.

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

The weighted average interest rate on the 2014 Credit Agreement at September 28, 2015 was 8.0%. As of September 28, 2015, we had outstanding letters of credit of approximately $4.1 million and available borrowing capacity of approximately $25.9 million under the 2014 Revolving Credit Facility.

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

Adjusted income from continuing operations and adjusted income from continuing operations per share

We calculate adjusted income from continuing operations by eliminating from income (loss) from continuing operations the impact of items we do not consider indicative of our ongoing operations. Specifically, we believe that these non-GAAP measures provide greater comparability and enhanced visibility into our results of operations, excluding the impact of special charges and certain other expenses. Adjusted income from continuing operations represents income (loss) from continuing operations less items such as (a) transaction costs, (b) costs related to conversions, remodels and closures, (c) write-off of debt issuance costs, (d) asset impairment, (e) loss (gain) on insurance settlements, (f) the income tax effect of the above described adjustment, and (g) the deferred tax asset valuation allowance. We believe these measures provide additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to these adjustments.

A reconciliation of income (loss) from continuing operations to adjusted income from continuing operations is as follows (in thousands):

	Thirteen Weeks Ended September 28, 2015	Thirteen Weeks Ended September 29, 2014	Thirty-Nine Weeks Ended September 28, 2015	Thirty-Nine Weeks Ended September 29, 2014
	(in thousands)
Income (loss) from continuing operations	$(4,288)	$(2,374)	$(5,753)	$105
Adjustments - continuing operations:
Transaction costs	-	421	-	510
Costs related to conversions, remodels and closures	1,559	127	1,622	127
Write-off of debt issuance costs	-	2,241	-	2,241
Asset impairment	3,881	1,770	3,881	1,770
Loss (gain) on insurance settlements	428	(89)	428	(89)
Income tax effect of adjustments above	(2,324)	(1,761)	(2,349)	(1,796)
Deferred tax asset valuation allowance	2,624	-	5,357	-
Adjusted income from continuing operations	$1,880	$335	$3,186	$2,868

Weighted average shares outstanding
Basic	25,761	25,672	25,719	25,654
Diluted	25,792	25,674	25,738	25,701
Income (loss) from continuing operations per share
Basic and diluted	$(0.17)	$(0.09)	$(0.22)	$0.00
Adjusted income from continuing operations per share
Basic and diluted	$0.07	$0.01	$0.12	$0.11

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

During the thirteen and thirty-nine weeks ended September 28, 2015, there were no significant changes in our accounting policies or estimates.

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

Commodity Price Risk

Many of the food products we purchase are affected by commodity pricing that is subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and are generally unpredictable. For the thirty-nine weeks ended September 28, 2015, crab, lobster and shrimp accounted for approximately 40% of total food purchases, excluding Macaroni Grill. Crab and lobster are wild caught and sourced from government regulated and sustainable fisheries. Other categories affected by the commodities markets, such as seafood, beef and fish, each account for approximately 3% to 11% of our food purchases, excluding Macaroni Grill. While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities we require, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods. Our purchasing department negotiates prices and quantities for all of our ingredients through either cancellable contracts (with varying length terms), spot market purchases or commodity pricing formulas. Changes in commodity prices would generally affect us and our competitors similarly, depending on the terms and duration of supply contracts. We also enter into fixed price supply contracts for certain products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can have an adverse effect on margins.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2014 Credit Facility, which bear interest at variable rates. As of September 28, 2015, we had $163.8 million outstanding under our 2014 Credit Facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. We do not currently have any such derivative financial instruments in place. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Taking into account the 1% floor on our LIBOR borrowings under our new senior secured credit facility, a 1% increase in the interest rate on the outstanding balance of our variable rate debt would result in a $0.5 million change in our annual results of operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 28, 2015, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2015.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Disclosure regarding legal proceedings can be found in Note 9 of our condensed consolidated financial statements (unaudited) contained in this Form 10-Q.

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

IGNITE RESTAURANT GROUP, INC.

November 5, 2015	By:	/s/ Brad A. Leist
		Name:	Brad A. Leist
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)