Form 10-K
period 2015-12-28
Ignite Restaurant Group, Inc.
filed 2016-03-03
CIK 1526796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 29, 2015 (the last business day of the most recently completed second quarter) was $38,703,458, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select market on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock,

as of the latest practicable date.

As of February 29, 2016, 26,180,689 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on May 19, 2016, to be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2015, are incorporated by reference into Part III of this Report.

PART I

Item1.	BUSINESS.

Our Company

Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) is a diversified restaurant company that operates a portfolio of two restaurant brands, Joe’s Crab Shack (“Joe’s”) and Brick House Tavern + Tap (“Brick House”). Both of our restaurant brands offer a variety of high-quality food and beverages in a distinctive, casual, high-energy atmosphere, and operate in a diverse set of markets across the United States and internationally. As of December 28, 2015, we operated 130 Joe’s and 23 Brick House restaurants in 32 states. In October 2015, our first franchise and our first international location for Joe’s opened in Dubai, U.A.E.

The first Joe’s restaurant was opened in Houston, Texas in 1991. On October 13, 2006, in connection with the purchase by JCS Holdings, LLC, an entity controlled by J.H. Whitney VI, L.P., of 120 Joe’s restaurants, we changed our name to Joe’s Crab Shack Holdings, Inc. In 2008, we developed our second brand, Brick House. On July 7, 2009, with the addition of the Brick House brand, we changed our name to Ignite Restaurant Group, Inc. On April 9, 2013, we completed our acquisition of Romano’s Macaroni Grill (“Macaroni Grill”). On April 17, 2015, we completed the sale of Macaroni Grill. Unless specifically stated, all discussions regarding Ignite consolidated operations exclude Macaroni Grill.

J.H. Whitney VI, L.P., an affiliate of J.H. Whitney Capital Partners, LLC, owns approximately 66.3% of our total outstanding common stock as of December 28, 2015.

Our Restaurants

Joe’s Crab Shack

Joe’s is a come-as-you-are, family restaurant that offers guests an environment that is laid-back, comfortable, fun, and energetic. Most locations offer an outdoor patio for guests to enjoy eating and drinking and a children’s playground as part of the “I’m relaxed” restaurant experience. Joe’s also has many locations that are located on waterfront property. Interior design elements include a nautical, vacation theme to invoke memories of beach vacations and a genuine crab shack experience. Table tops are decorated with art to prompt dinner conversation, while picnic tables across the patio and interior help guests feel the relaxed tropical vacation experience. Joe’s restaurants are largely free-standing and average 8,000 square feet with over 200 seats. Most Joe’s bars are separated from the dining area to provide for a distinct place to grab a drink while waiting for a table. Many of our restaurants also include a small gift shop where guests can purchase souvenirs to commemorate their dining experience. Our current restaurant prototype, introduced in fiscal year 2010, contemporizes many of our key brand elements, while maintaining our authentic crab shack appeal.

Joe’s restaurants perform well in targeted markets with high population density and a propensity for seafood, as well as “destination” markets with national and regional tourist attractions, both of which are key characteristics of our site selection strategy.

Brick House Tavern + Tap

Brick House is a trend-forward “next generation bar & grill” set in an inviting, comfortable and modern venue that provides a distinctive guest experience. Brick House’s interior décor includes custom lighting, dark mahogany woods, open sight lines, HD TVs, and an inviting fireplace. The interior design of Brick House consists of diverse seating and gathering areas where guests can pick multiple ways to enjoy their experience. In addition to a traditional dining room and bar area, Brick House also offers large communal tables and a section of leather recliners positioned in front of large HD TVs, where guests receive their own TV tray for dining. Each restaurant has a state-of-the-art entertainment package and provides guests with a clear line of sight to HD TVs from every seat, making Brick House restaurants an ideal gathering place for sports enthusiasts. Outdoor seating is also available on the patio or around an open fire pit at nearly all locations. Both food and beverages are served by personable and engaging service staff. The typical Brick House restaurant is approximately 8,500 square feet and averages approximately 250 seats, which includes both traditional tables and unique seating options.

Menu and Menu Development

We are focused on elevating our high-quality food and beverage offerings. Born out of consumer insights, our in-house Marketing and Culinary departments continually create new food and beverage products for Joe’s and Brick House, which are intended to exceed guest expectations. A variety of research tools are used to identify opportunities and evaluate current offerings, including a brand-tracker program, segmentation and core menu studies, brand screens, focus groups and in-restaurant surveys. We use a third party econometric consulting firm to provide statistical analysis around pricing, allowing us to make fact-based decisions on pricing and menu engineering.

Joe’s Crab Shack

Joe’s aims to offer signature, craveable items to its guests. For example, we have shifted the menu mix at Joe’s by focusing on entrées featuring crab over the last several years. Crab is strategically positioned center stage in our menu through the Steampots and Buckets of Crab categories, highlighting the importance of the menu item. Joe’s Steampots and Buckets of Crab allow guests to choose between seasonal varieties of crab (Queen, Snow, Dungeness and King) and whole lobster. Steampots, our bestselling item, are overflowing with generous portions of crab seasoned to our guest’s tastes, other seafood, red potatoes, sausage and a fresh ear of corn. Our Buckets of Crab allow guests to pair their favorite crab with several distinctive seasonings ranging from BBQ to Chesapeake Style or Garlic Herb. Joe’s also leverages its crab-forward menu with other craveable crab items, including Made-From-Scratch Crab Cakes, Crab Nachos and Crazy-Good Crab Dip. As a result of this strategy, entrées at Joe’s featuring crab comprise approximately 46% of total food revenues. We believe this crab-focused menu mix has contributed to increases in guest satisfaction, comparable restaurant sales and gross profit dollars. In addition to our core crab-focused menu, Joe’s also offers a broad range of seafood entrées like Southern Stuffed Shrimp, Cedar Roast Salmon and Redfish ‘N Lobster, plus hand-breaded traditional platters including East Coast Platter and Reel Big Catch. Joe’s also offers several “out of water” options such as Island Steak & Shrimp and Joe’s Steak Deal. In addition, alcoholic beverages have significantly evolved to support the elevated food strategy, with vacation-style drinks, including the Shark Bite, Category 5 Hurricane and Mason Jar cocktails emerging as guests’ top choices.

Joe’s menu includes more than 19 items made with Lobster, Queen, Snow, Dungeness, Bairdi or King Crabs sourced from government regulated and sustainable fisheries. Our current menu offers 14 appetizers, including Great Balls of Fire, Crab Nachos and Crazy-Good Crab Dip, and over 50 entrées, including Steampots, Buckets of Crab, East Coast Platter and several “out of water” options. For fiscal year 2015, Joe’s average check was $25.42, lunch and dinner represented 26% and 74% of revenue, respectively, and revenue distribution was 86% food, 13% alcohol and 1% retail. Prices currently range from $7.49 to $48.99 for items on Joe’s menu, including appetizers ordered as entrées and entrées that are good for more than one person.

New menu roll-outs occur in April/May and October/November. For all new menu roll-outs, new product launches are combined with a new menu design and updated pricing to reflect the current economic environment, as well as the current strategic marketing and creative plan. A menu change typically includes the introduction of new menu items and recipe enhancements while maintaining a balance of about 75 total menu items, including appetizers. Menu items are added or removed only after thorough testing and analysis, which includes guest satisfaction feedback.

Brick House Tavern + Tap

The Brick House food and beverage menu was created to make the brand feel aspirational while inherently approachable. We believe Brick House’s elevated menu has “changed the game” for the bar and grill customer by offering an innovative premium food selection, along with more than 80 varieties of beer and specialty cocktails made by our bar experts.

Brick House offers its guests a broad selection of scratch-made, chef-inspired, contemporary tavern food. Brick House’s menu includes 13 appetizers, 38 entrées, a unique Meatball category (including Greek, buffalo chicken and drunken pork varieties), seasonal daily specials, brunch, dessert and specialty cocktails. Unique handcrafted appetizers include Deviled Eggs, Hickory Smoked Salmon and Duck Wings. Brick House offers an array of burgers, including the Bison Burger, chargrilled and topped with jalapeño cilantro mayo and candied slab bacon. Guests can also choose from a broad selection of homemade entrées such as Drunken Chops, Prosciutto Wrapped Meatloaf, Chicken & Waffles, our Southern Fried Chicken Sandwich, and our Brick Pizzas. A daily special menu encourages continued innovation with featured items like Chicken Pot Pie and Hand Cut Steak Tips. In addition, Brick House’s Brick Burgers, including the Gun Show Burger and the Black & Bleu Burger, offer guests a distinct take on the traditional burger. Brick House’s beverage selection includes imported and domestic beers along with hand-pulled cask beer. Beer is served in vessels unique to our industry such as Brick House’s signature tap-at-your table beer bongs. All Brick House restaurants have a full bar that supports a variety of liquor drinks, wine and beer cocktails like Fiery Apple Cider and the Shandy as well as specialty cocktails like the Whiskey Smash, Moscow Mule and Basil Gimlet. For fiscal year 2015, Brick House had four full day parts with lunch, afternoon, dinner and late night accounting for 19%, 24%, 40% and 17%, respectively, and Brick House’s revenue distribution was approximately 60% food and 40% alcohol. Brick House’s entrées range in price from $7.00 to $20.00, including appetizers ordered as entrées.

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

Marketing

Over 75% of our marketing budget is invested in advertising through television (national cable and syndication) and digital advertising (including location-based media, on-demand media as well as in social media), with the balance of the budget being spent on marketing research, in-restaurant advertising, menus and production costs. Our marketing strategy is fact-based, using consumer insights to build brand affinity and drive menu optimization. Our marketing expenditures were 4.7%, 4.5% and 4.6% of revenues for the fiscal years 2015, 2014 and 2013, respectively.

Joe’s advertising campaigns typically occur four to six times per year and are annual, seasonal and frequency-focused campaigns aimed at increasing brand awareness, attracting guests and communicating new menu items through quality-focused messaging.

We engage in a national cable advertising campaign for Joe’s that currently consists of 26 weeks on air. We supplement Joe’s national advertising with innovative media support, including local TV and radio, social media outreach, location-based mobile media and added-value media. The Joe’s email club currently has over 900,000 members. Our marketing efforts are aimed at maintaining focus on weekend celebrations and creating weekday value. An example of our weekday value proposition was the introduction of All-You-Can-Eat Crab on Wednesdays.

Brick House’s marketing efforts are focused on menu innovation and local marketing initiatives. Local marketing includes events such as bike nights and pint nights. Digital advertising, social media and public relations have been used to support initiatives around March Madness, football season, menu launches, brunch, happy hour and late night.

Experienced Management Team

Our experienced team of industry veterans has an average of over 20 years of experience with restaurant companies such as Outback Steakhouse, T.G.I. Friday’s, Darden, Applebee’s, Landry’s, Hard Rock Café, Dunkin’ Brands and Yum! Brands. Our management team is led by Robert S. Merritt, our Chief Executive Officer, who joined us in November 2015. Mr. Merritt’s career in the restaurant industry has spanned over three decades. He was a former President and Chief Executive Officer of Benjamin Moore & Co. Prior to that, he was an original member of the senior management team of Outback Steakhouse (currently, Bloomin’ Brands, Inc.) where he oversaw their initial public offering and helped to expand the company’s initial operations from five restaurants in Florida in 1990 to over 1,250 restaurants in 22 countries by his retirement from the company in 2005. Mr. Merritt currently serves on the board of directors for Ruth’s Hospitality Group, Inc. The experience of our management team has allowed us to transform Joe’s into a market leader in the casual dining seafood category while simultaneously developing and launching Brick House.

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

In mid-2015, we moved away from traditional guest satisfaction surveys to a tool that compiles social listening into real time analytics to provide us with organic, “of-the-moment” insights into our guests’ experiences. We believe that this customer experience management tool will help us improve brand loyalty and acquire new customers.

Restaurant Operations

While our brands have independent field operations, we maintain a shared services platform, which handles many of the administrative functions for both Joe’s and Brick House. The Operations department is currently headed by our Chief Operating Officer (“COO”) who handles both brands. Reporting to the COO are department heads for operations, marketing, culinary, and recruiting, training and operations support. We believe this provides a scalable infrastructure, which will allow us to efficiently adapt as our business changes and increase our profitability.

Joe’s Crab Shack

Joe’s operations are led by two regional vice presidents. Each regional vice president oversees six to seven directors of operations, who typically manage 8 to 15 restaurants. Restaurant-level management at Joe’s typically includes a general manager, a quality assurance manager, a restaurant manager and flex managers, as required. The flex manager is an hourly employee that is properly trained and may be called upon to perform a managerial role. Each restaurant also has a brand ambassador that coordinates with members of the local community on behalf of Joe’s for group sales and fundraisers. Our restaurant managers have bonus incentives that are based on sales and restaurant-level profits.

Joe’s manager training program is designed to train and educate managers at all levels, from the hourly flex manager to general manager. This comprehensive program is up to eight weeks in length, depending on the knowledge base and skill level of the trainee, and is both classroom and on-the-job based. Our certified trainer training program is designed to develop hourly training specialists that reside in a restaurant or market to oversee the training programs in that area. To become a certified trainer, candidates must be a fully validated hourly team member with recommendations from their general manager and director of operations. Through the training process, both hourly and management trainees will attend classroom sessions, take examinations, watch videos and work alongside a certified trainer or a highly recommended individual that reports back to the certified trainer on performance and progress. Because Joe’s is committed to the responsible service of alcohol, we have developed an in-house certification program that educates our restaurant personnel on the responsible service of alcoholic beverages. All team members are required to complete this certification bi-annually.

Brick House Tavern + Tap

The Brick House team has one regional vice president who oversees four directors of operations who, in turn, each manage six to seven restaurants. Typical restaurant management includes a general manager, a service manager, an executive chef and an executive beverage manager. Brick House restaurant managers have bonus incentives that are based on sales and restaurant-level profits.

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

Shared Services

Our brands are supported by our Restaurant Support Center (“RSC”) located in Houston, Texas. The RSC provides support services to both brands including accounting, real estate and development, human resources, legal, purchasing and information systems. We believe our RSC allows us to leverage our scale and share best practices across key functional areas that are common to all of our brands.

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

Restaurant Development and Economics

During 2015, we opened two Brick House restaurants, which were conversions from Macaroni Grill restaurants. Our capital investment, which includes build-out costs and cash pre-opening costs, amounted to $8.6 million for restaurants opened in 2015. Factors contributing to the fluctuation in capital investment per location include size of the property, geographical location, type of construction, cost of liquor and other licenses, and concessions received from landlords. Conversions of other existing restaurants to Joe’s or Brick House typically require less capital investment than newly developed and built restaurants. During the past three fiscal years, we have converted five Macaroni Grill restaurants to Brick House restaurants, two Brick House restaurants to Joe’s restaurants, and two Joe’s restaurants to Brick House restaurants.

We target steady state new restaurant average unit volumes of approximately $3.9 million for Joe’s and $3.2 million for Brick House. We also enter into new restaurant development with planned cash-on-cash returns, which is defined as restaurant-level profit per store divided by total build-out costs and cash pre-opening costs, to exceed our cost of capital. For fiscal year 2016, we target opening as many as four new restaurants, including three conversions.

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

Historically, our top selling menu items are based on Queen Crab, Snow Crab, Dungeness Crab, King Crab, whole lobster and shrimp, which collectively accounted for approximately 45% to 50% of our total food purchases in previous fiscal years. We have established long-term relationships with key seafood vendors and usually source product directly from producers to get advantageous product access at the most competitive prices. As market conditions warrant, we can use these relationships to lock in forward pricing for six to 18 months. Pricing agreements are entered into for a minimum volume of product and are structured around current and historical prices and the projected menu mix. We employ a team at the RSC that is solely responsible for actively managing these contracts, which typically roll on a continuous basis.

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

Crab is harvested during seasons and in accordance with regulations which are determined by various regulatory agencies. The master distributor fulfills restaurant orders by delivering crab, which our restaurants store until preparation for service to the guest. We believe our strong supplier relationships, coupled with the inherent flexibility of our menu, minimizes our exposure to seafood supply chain shortages and market price increases. Cost of sales as a percentage of revenues for fiscal year 2015, 2014 and 2013 were 31.4%, 32.5% and 30.8%, respectively. In fiscal year 2015, our top three suppliers accounted for approximately 33% of our total food purchases.

Food Safety

We have food safety and quality assurance programs which are designed to ensure that our restaurant team members and managers are trained in proper food handling techniques. Our restaurants operate in various municipalities, which require us to have systems in place to adhere to various local standards. With the goal of achieving industry leadership in the area of restaurant food safety and sanitation, we have implemented a national operating standard, which includes comprehensive, unannounced inspections by a third party service provider. Restaurant managers receive feedback and coaching as an integral part of the semi-annual visits to each restaurant.

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

Information Systems and Restaurant Reporting

All of our restaurants use computerized management information systems, which are designed to improve operating efficiencies, provide restaurant and RSC management with timely access to financial and operating data, and reduce administrative time and expense. Our integrated management information systems platform is a combination of in-house and outsourced systems. The major management information systems are divided by function:

•	restaurant point-of-sale;

•	restaurant back-of-house;

•	financial;

•	payroll/human resources; and

•	internal operational reporting.

All of our restaurants are equipped with computerized point-of-sale (or “POS”) and back-of-house systems. We use a third-party vendor for our restaurant POS system. We have the ability to generate weekly and period-to-date operating results on a company-wide, brand-wide, regional and/or individual restaurant basis. Together, this allows us to closely monitor sales, food and beverage costs and labor and operating expenses at each of our restaurants. Our POS system runs on non-proprietary hardware with open architecture, an intuitive touch screen interface and integrated credit and gift card processing. Our back-of-house systems include a kitchen display system for almost all of our restaurants. These back-of-house systems also run on non-proprietary hardware with open architecture.

Our accounting department uses a standard, integrated reporting system to prepare period- and year-to-date profit and loss statements, which provide a detailed analysis of sales and costs, and which are compared to budgets and to prior periods. Additionally, we outsource certain payroll functions and use a third-party human resources information system. This system supports standard payroll functions as well as hiring, promotion, and benefits administration.

Enhancing the security of our financial data and other personal information remains a high priority for us. We continue to innovate and modernize our technology infrastructure to provide improved efficiency, control and security. Our ability to accept credit cards as payment in our restaurants and for online gift card orders depends on us remaining compliant with standards set by the PCI Security Standards Council (“PCI”). The standards set by PCI contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We maintain security measures that are designed to protect and prevent unauthorized access to such information.

Employees

As of December 28, 2015, we employed approximately 8,800 employees, of whom approximately 130 were RSC, executive management and multi-unit restaurant management personnel, approximately 530 were restaurant-level management personnel and the remainder were hourly restaurant personnel. During 2015, total employee counts ranged from 10,000 during peak summer season to 7,000 during the winter. None of our employees are covered by collective bargaining agreements, and we believe we have good relations with our employees.

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

For Joe’s, our primary competitors in the casual seafood segment include Red Lobster, Bonefish Grill, Landry’s Seafood and Bubba Gump Shrimp Company. Joe’s is America’s only national crab house. Red Lobster is our only large-scale, nationally branded seafood competitor. Brick House competes in the bar and grill segment with brands such as BJ’s Restaurant and Brewhouse, Buffalo Wild Wings and Yard House. Both brands also compete with a broader range of other casual dining restaurant brands such as The Cheesecake Factory, Applebee’s, Chili’s, T.G.I. Friday’s, Texas Roadhouse and Outback Steakhouse.

Seasonality

There is a seasonal component to Joe’s business which typically peaks in the summer months (June, July and August) and slows in the winter months (November, December, January). Because of the seasonality of our system-wide business, results for any fiscal quarter are not necessarily indicative of the results that may be achieved for future fiscal quarters or for the full fiscal year.

Trademarks and Service Marks

Our registered trademarks and service marks include Joe’s Crab Shack® and logo design, and Brick House Tavern + Tap® and logo design. We have used or intend to use all the foregoing marks in connection with our restaurants and our franchised locations. We believe that our trademarks and service marks have significant value and are important to our brand-building efforts and identity and the marketing of our restaurant brand.

Licensing and Franchising Arrangements

In January 2015, we signed an international development agreement for Joe’s, and as of December 28, 2015, we have one franchised location in Dubai, U.A.E.

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

We believe that international franchising presents an opportunity to provide higher returns on investment, while significantly reducing the capital and infrastructure required to own and operate international restaurants. Our international franchising program provides us with the capability to seek further expansion in international markets with our brands. We seek franchising partners that have adequate financial resources, the ability to build out a market, an established customer-facing interface and a track record of successful brand stewardship and awareness.

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

Our restaurant operations are also subject to federal and state laws governing employment (including the Fair Labor Standards Act of 1938 and the Immigration Reform and Control Act of 1986) regarding such matters as the minimum hourly wage, unemployment tax rates, sales tax and similar matters. Significant numbers of our service, food preparation and other personnel are paid at rates related to the federal minimum wage, which currently is $7.25 per hour. The tip credit allowance is the amount an employer is permitted to assume an employee receives in tips when the employer calculates the employee’s hourly wage for minimum wage compliance purposes. Increases in the federal or state minimum wage, directly or by either a decrease in the tip credit amount or an insufficient increase in the tip credit amount to match an increase in the federal minimum wage, would increase our labor costs.

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

Risks Related to Our Business

You should not rely on historical results in our restaurant sales or our average unit volumes as an indication of our future results of operations because they may fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our restaurant sales and average unit volumes, including, among other factors:

•	our ability to execute our business strategy effectively;

•	unusually strong initial sales performance by new restaurants;

•	competition;

•	consumer trends and confidence;

•	introduction of new menu items; and

•	regional and national macroeconomic conditions.

Our restaurant sales and average unit volumes may not increase at rates achieved in prior fiscal years or may decrease below levels achieved in recent years. Changes in our restaurant sales and average unit volumes could cause the price of our common stock to fluctuate substantially.

Macroeconomic conditions could adversely affect our ability to increase or maintain the sales and profits of existing restaurants or to open new restaurants.

Although the global economy has shown signs of recovery over the last several years, the United States may continue to suffer from depressed economic activity. Recessionary economic cycles, higher fuel and other energy costs, lower housing values, low consumer confidence, inflation, increases in commodity prices, higher interest rates, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect discretionary consumer spending could adversely affect our revenues and profit margins and make opening new restaurants more difficult. Our guests may have lower disposable income and reduce the frequency with which they dine out. This could result in reduced guest traffic, reduced average checks or limitations on the prices we can charge for our menu items, any of which could reduce our sales and profit margins. In addition, many of our Joe’s restaurants are located in areas that we consider tourist or vacation destinations. Therefore, in those locations, we depend in large part on vacation travelers to frequent our Joe’s restaurants, and such destinations typically experience a reduction in visitors during economic downturns, thereby reducing the potential guests that could visit our restaurants. Also, businesses in the shopping vicinity in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could, in turn, further negatively affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our results of operations and growth strategy.

If we fail to execute our growth strategy, which partially depends on our ability to open new restaurants that are profitable, our business could suffer.

Historically, one of the key means of achieving our growth strategies has been through opening new restaurants and operating those restaurants on a profitable basis. We expect this to continue to be an important element of our growth in the future. For fiscal year 2016, we target opening as many as four new restaurants. Competition for prime locations is intense and the prices commanded for such locations have remained high. There is no guarantee that a sufficient number of locations will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Delays or failures in opening new restaurants, or achieving lower than expected sales in new restaurants, could materially adversely affect our growth strategy. Once we have identified suitable restaurant sites, our ability to open new restaurants successfully and on the development schedule we anticipate will also depend on numerous other factors, some of which are beyond our control, including, among other items, the following:

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

The restaurant industry is intensely competitive, and we compete with many well-established restaurant companies on the basis of food taste, price of products offered, guest service, atmosphere, location and overall guest experience. Our competitors include restaurant chains and individual restaurants that range from independent local operators to well-capitalized national and regional restaurant companies. Our Joe’s restaurants compete against other casual seafood restaurants, including national and regional chains and local seafood restaurants, as well as against casual dining restaurants that provide a different type of food. Our Brick House restaurants compete against casual restaurants in the bar and grill segment and restaurants in the casual dining segment.

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

 There is no guarantee that internal control deficiencies will not be identified in the future. Any future failure in our controls could cause us to fail to meet our reporting obligations or result in a misstatement of our accounts and disclosures that could result in a material misstatement to our annual or interim consolidated financial statements in future periods that would not be prevented or detected. If our financial statements are not timely or accurate, then, in addition to the risks described above, investors may lose confidence in our reported information and our ability to prevent fraud, we could be delisted from NASDAQ and we could lose our ability to access capital markets.

 Changes in food and supply costs, including the cost of crab, could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including crab, shrimp, lobster and other seafood. In fiscal year 2015, crab, lobster and shrimp accounted for approximately 45% of our total food purchases. Any increase in food prices, particularly for these food items, could adversely affect our operating results. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as weather conditions (including hurricanes), oil spills, fisherman strikes, food safety concerns, costs of distribution, product recalls and government regulations. Furthermore, the introduction of or changes to tariffs on seafood, such as imported crab and shrimp or other food products, could increase our costs and possibly impact the supply of those products. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu items and prices, and a failure to do so could adversely affect our operating results. In addition, because our menu items are moderately priced, we may not seek to or be able to pass along price increases to our guests. If we adjust pricing there is no assurance that we will realize the full benefit of any adjustment due to changes in our guests’ menu item selections and guest traffic.

Brick House is a newer and still evolving brand and our plans to expand Brick House may not be successful.

While Joe’s and Brick House are subject to the risks and uncertainties described herein, there is an enhanced level of risk and uncertainty related to the expansion of Brick House, our most recently developed brand. While Brick House, since its founding in 2008, has grown to 23 locations as of December 28, 2015, it is still evolving and has not yet proven its long-term growth potential.

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

As discussed above, for fiscal year 2016, we target opening as many as four new restaurants, including three conversions of existing restaurants. New restaurants typically experience an adjustment period before sales levels and operating margins normalize. When our new restaurants open, they typically encounter startup costs, but also significant guest traffic and, therefore, high sales in their initial months. However, over time, these new restaurants may experience a decrease in guest traffic and sales compared to their opening months. Accordingly, sales achieved by new or converted restaurants may not be indicative of future operating results. Also, due to the foregoing factors, results for any one fiscal quarter are not necessarily indicative of results to be expected for any other fiscal quarter or for a full fiscal year.

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

In addition, we use various third-party vendors to provide, support and maintain most of our management information systems. We also outsource certain payroll functions to business process service providers. Such third-party vendors may not be able to handle the volume of activity or perform the quality of service necessary for our operations. The failure of such vendors to fulfill their support and maintenance obligations or service obligations could disrupt our operations. Furthermore, the outsourcing of certain of our business processes could negatively impact our internal control processes.

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

As of December 28, 2015, 63 of our 153 restaurants were spread across Texas (36), California (11) and Florida (16). As a result, we are particularly susceptible to adverse trends and economic conditions in those states, including their labor markets. In addition, given our geographic concentration in these states, negative publicity regarding any of our restaurants in such states could have a material adverse effect on our business and operations, as could other occurrences in these regions such as local competitive changes, changes in consumer preferences, local strikes, new or revised laws or regulations, energy shortages or changes in energy prices, droughts, hurricanes, fires, earthquakes, floods or other natural disasters.

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

We believe that we have benefited substantially from the leadership and experience of our executive officers, including our Chief Executive Officer, Robert S. Merritt, our Chief Operating Officer, David G. Catalano, our Chief Financial Officer, Brad A. Leist, and our Chief Supply Officer, Ellen J. Clarry. The loss of the services of any of our executive officers could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis. In addition, any such departure could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. As our business expands, our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified executive-level personnel. Our inability to attract and retain qualified executive officers in the future could impair our growth and harm our business.

We are dependent on attracting and retaining qualified employees while also controlling labor costs.

We are dependent upon the availability of qualified restaurant personnel. Our future performance will depend on our ability to attract, motivate and retain our regional vice presidents, directors of operations and restaurant-level managers. Competition for these employees is intense. The loss of the services of members of our restaurant management team or the inability to attract additional qualified personnel as needed could materially harm our business.

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

As of December 28, 2015, we had approximately $128.4 million of total indebtedness outstanding and available borrowing capacity of $26.4 million under our credit agreement. We may not be able to refinance our indebtedness prior to or at its maturity on acceptable terms or at all.

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

We are subject to certain state and local “dram shop” statutes, which may subject us to uninsured liabilities. These statutes generally allow a person injured by an intoxicated person to seek to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. In the past, after allegedly consuming alcoholic beverages at our restaurants, there have been isolated instances where certain individuals have been killed or injured or have killed or injured third parties. Because these statutes may allow a plaintiff to seek punitive damages, which may not be fully covered by insurance, this type of action could have an adverse impact on our financial condition and results of operations. A judgment in such an action significantly in excess of our insurance coverage could adversely affect our financial condition, results of operations or cash flows. Further, adverse publicity resulting from any such allegations may adversely affect us, our restaurant brands, and our restaurants taken as a whole.

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

In fiscal year 2015, approximately 13% of Joe’s gross revenues and 40% of Brick House gross revenues were attributable to the sale of alcoholic beverages. Our alcoholic beverage sales may increase in the future. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on-premises and to provide service for extended hours and on Sundays. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. In the past, we have been subject to fines for violations of alcoholic beverage control regulations. Any future failure to comply with these regulations and obtain or retain liquor licenses could adversely affect our results of operations and overall financial condition.

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

Regulations and consumer eating habits may continue to change as a result of new information and attitudes regarding diet and health. These changes may include regulations that impact the ingredients and nutritional content of our menu items. The federal government as well as a number of states (including California), counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to guests (including caloric, sugar, sodium and fat content) or have enacted legislation prohibiting the sales of certain types of ingredients in restaurants. In December 2014, the U.S. Food and Drug Administration (FDA) published its final rules on menu labeling, which implement section 4205 of the PPACA, to establish requirements for the nutrition labeling of standard menu items at restaurants with 20 or more locations. Under the rule, which is currently scheduled to become effective on December 1, 2016, calorie information must be provided clearly and conspicuously next to the listed standard menu item on a menu or menu board. In addition to calorie information, each menu or menu board must prominently include a succinct statement concerning suggested caloric intake. Upon request, covered establishments must provide information about the total calories, calories from fat, total fat, saturated fat, trans fat, cholesterol, sodium, total carbohydrates, fiber, sugars, and protein in their standard menu items. The final rule contains detailed requirements for providing calorie and nutrition information and determining nutrient content. The effect of such labeling requirements on consumer choices, if any, is unclear at this time, and the implementation of such requirements may be costly.

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

All of our restaurant locations are leased under individual lease agreements. Leases are noncancelable and in general, have 10- to 15-year terms, with 3- to 5-year extensions. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. If we are required to make payments in respect of leases for closed or unopened restaurants or if we are unable to renew our restaurant leases, our business and results of operations could be adversely affected.

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

We periodically evaluate possible impairment of our intangible assets, as well as other fixed assets at the individual restaurant-level, and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. We also periodically evaluate the criteria we use as an indication of asset impairment. As a result of our annual impairment testing, we recorded aggregate impairment charges of $9.4 million and $1.8 million in fiscal year 2015 and 2014, respectively, related to Joe’s long-lived assets. If we are unable to improve the performance of our restaurants or if we experience deteriorating results at some of our restaurants, we could recognize additional impairment charges.

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

Our registered trademarks and service marks include Joe’s Crab Shack and the design, our stylized logos, and Brick House Tavern + Tap and the design, which are protected under applicable intellectual property laws. We believe that our trademarks and other proprietary rights are important to our success and our competitive position, and, therefore, we devote resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized use or imitation by others, which could harm our image, brand or competitive position. If we commence litigation to enforce our rights, we will incur significant legal fees.

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

Our business is also subject to seasonal fluctuations. Our revenues are typically highest in the summer months (June, July and August) and lowest in the winter months (November, December and January) with respect to Joe’s restaurants. As a result, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one fiscal quarter are not necessarily indicative of results to be expected for any other fiscal quarter or for any fiscal year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

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

We are party to a franchise relationship and are pursuing additional franchise relationships, and any current or future franchisees could take actions that could be harmful to our business.

On October 28, 2015, an international Joe’s franchise in the United Arab Emirates opened. We intend to pursue additional international franchise relationships for both of our brands. The addition of operations in foreign jurisdictions through franchising involves additional risks to us, including complying with foreign regulatory requirements and general economic and political conditions in such foreign markets, and we may be unsuccessful in complying with such requirements. Our ability to pursue future franchise relationships depends in part upon our ability to find and attract quality franchisees. Any franchisees will be contractually obligated to operate their restaurants in accordance with our standards and all applicable laws. However, although we will attempt to properly train and support any franchisees, franchisees are independent third parties that we will not control, and the franchisees own, operate and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchised restaurant rests with the franchisee. Adverse events beyond our control, such as quality issues related to a food product or a failure to maintain quality standards at a franchised restaurant, could negatively impact our brand, business and results of operations. In addition, the failure of any future franchisees or any of their restaurants to remain financially viable could result in their failure to pay royalties owed to us.

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

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

As of December 28, 2015, we operated 130 Joe’s restaurants in 32 states and 23 Brick House restaurants in 10 states, as shown in the table below.

State	Joe's Crab Shack	Brick House Tavern + Tap	Total
Alabama	1	-	1
Arizona	3	-	3
California	11	-	11
Colorado	3	1	4
Delaware	1	-	1
Florida	13	3	16
Georgia	6	-	6
Idaho	1	-	1
Illinois	4	2	6
Indiana	2	-	2
Iowa	1	-	1
Kansas	1	-	1
Kentucky	2	1	3
Louisiana	2	-	2
Maryland	4	-	4
Michigan	3	-	3
Minnesota	1	-	1
Missouri	3	1	4
Nebraska	1	-	1
Nevada	2	-	2
New Jersey	7	3	10
New York	9	1	10
North Carolina	1	-	1
Ohio	1	1	2
Oklahoma	3	-	3
Pennsylvania	4	1	5
South Carolina	3	-	3
Tennessee	3	-	3
Texas	27	9	36
Utah	2	-	2
Virginia	4	-	4
Washington	1	-	1
Total company-owned restaurants	130	23	153

A summary of new restaurant openings, converted restaurant openings, restaurants permanently closed and restaurants closed for conversions during the last three fiscal years is provided in the table below.

	Fiscal Year
	2015	2014	2013
Ignite Restaurant Group
Restaurants at beginning of period	313	335	144
New restaurants opened during period	-	3	9
Restaurants acquired during period	-	-	186
Restaurants sold during period	(145)	-	-
Converted restaurants opened during period	2	1	5
Restaurants permanently closed during period	(14)	(23)	(6)
Restaurants closed for conversion during period	(3)	(3)	(3)
Restaurants at end of period	153	313	335
Joe's Crab Shack
Restaurants at beginning of period	139	136	129
New restaurants opened during period	-	3	8
Converted restaurants opened during period	-	-	1
Restaurants permanently closed during period	(6)	-	(1)
Restaurants closed for conversion during period	(3)	-	(1)
Restaurants at end of period	130	139	136
Brick House Tavern + Tap
Restaurants at beginning of period	21	20	15
New restaurants opened during period	-	-	1
Converted restaurants opened during period	2	1	4
Restaurants at end of period	23	21	20
Romano's Macaroni Grill
Restaurants at beginning of period	153	179	-
Restaurants acquired during period	-	-	186
Restaurants sold during period	(145)	-	-
Restaurants permanently closed during period	(8)	(23)	(5)
Restaurants closed for conversion during period	-	(3)	(2)
Restaurants at end of period	-	153	179

In October 2015, our first franchise and our first international location for Joe’s opened in Dubai, U.A.E.

Our RSC is located in Houston, Texas. The lease on the facility housing our RSC expires on March 31, 2016. We signed a lease for a new Houston corporate headquarters for approximately 50,000 square feet expiring after five years, with two 5-year renewal options.

All of our restaurant locations are leased under individual lease agreements. Leases are noncancelable and, in general, have 10- to 15-year terms, with 3- to 5-year extensions. Most of our leases contain a minimum base rent, and generally have escalating base rent increases over the term of the lease. Some of our leases provide for contingent rent, which is determined as a percentage of sales in excess of specified minimum sales levels.

Item 3.	LEGAL PROCEEDINGS.

Please refer to the discussion of legal proceedings in the “Litigation” section in Note 10 to our consolidated financial statements.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The shares of our common stock have traded on the NASDAQ Global Select Market under the symbol “IRG” since our IPO on May 11, 2012. The following table sets forth the quarterly high and low sales prices of our common stock as reported by NASDAQ in 2015 and 2014:

	High	Low
Fiscal Year 2015
First Quarter	$8.33	$4.84
Second Quarter	$5.56	$3.37
Third Quarter	$5.98	$3.60
Fourth Quarter	$5.44	$3.25

Fiscal Year 2014
First Quarter	$14.57	$11.36
Second Quarter	$16.29	$13.24
Third Quarter	$14.86	$5.90
Fourth Quarter	$8.31	$5.68

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

Holders

As of December 28, 2015, there were nine holders of record of our common stock.

Price Performance Graph

The following graph compares the cumulative total shareholder return on $100.00 invested at the opening of the market on May 11, 2012, the date our common shares first traded on NASDAQ, through and including the market close on December 28, 2015, with the cumulative total return for the same time period of the same amount invested in the NASDAQ Composite Index and the Dow Jones U.S. Restaurants & Bars Index.

Item 6.	SELECTED FINANCIAL DATA.

The following table provides a summary of our historical consolidated financial and operating data for the periods and as of the dates indicated. We derived the statement of operations data presented below for the fiscal years ended December 28, 2015, December 29, 2014 and December 30, 2013, and selected balance sheet data presented below as of December 28, 2015 and December 29, 2014 from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected statement of operations data for the fiscal years ended December 31, 2012 and January 2, 2012, and the selected balance sheet data as of December 30, 2013, December 31, 2012 and January 2, 2012 have been derived from audited consolidated financial statements not included in this report.

Our fiscal year ends on the Monday nearest to December 31 of each year. Fiscal years 2015, 2014, 2013, 2012 and 2011 were 52-week years and ended on December 28, 2015, December 29, 2014, December 30, 2013, December 31, 2012 and January 2, 2012, respectively.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements.

	Fiscal Year
	2015	2014	2013	2012	2011
	(dollars and shares in thousands, except oer share amounts)
Statements of Operations(1):
Revenues	$492,044	$503,508	$499,151	$465,056	$405,243
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	154,270	163,407	153,820	145,451	127,607
Labor expenses	142,209	142,662	137,286	127,331	111,721
Occupancy expenses	40,890	39,401	35,471	33,286	30,131
Other operating expenses	95,384	94,086	90,727	81,779	72,873
General and administrative	30,523	38,669	42,321	31,725	23,556
Depreciation and amortization	25,831	23,901	21,415	18,572	16,011
Pre-opening costs	927	2,799	4,824	3,871	4,855
Asset impairments and closures	10,497	1,980	169	115	333
Loss (gain) on disposal of assets	(121)	1,340	2,067	2,296	1,295
Total costs and expenses	500,410	508,245	488,100	444,426	388,382
Income (loss) from operations	(8,366)	(4,737)	11,051	20,630	16,861
Interest expense, net	(16,363)	(12,521)	(5,245)	(9,366)	(9,215)
Gain (loss) on insurance settlements	(428)	89	1,161	(799)	1,126
Income (loss) from continuing operations before income taxes	(25,157)	(17,169)	6,967	10,465	8,772
Income tax expense (benefit)	(308)	16,213	(868)	1,751	(3,291)
Income (loss) from continuing operations	(24,849)	(33,382)	7,835	8,714	12,063
Loss from discontinued operations, net of tax	(21,516)	(20,167)	(14,420)	-	-
Net income (loss)	$(46,365)	$(53,549)	$(6,585)	$8,714	$12,063

Per Share Data(1)(6):
Net income (loss) per share
Basic and diluted
Income (loss) from continuing operations	$(0.97)	$(1.30)	$0.31	$0.37	$0.63
Loss from discontinued operations	$(0.84)	$(0.79)	$(0.56)	$-	$-
Net income (loss)	$(1.80)	$(2.09)	$(0.26)	$0.37	$0.63
Weighted average shares outstanding
Basic	25,731	25,659	25,629	23,328	19,178
Diluted	25,731	25,659	25,636	23,329	19,178

Selected Other Data(1)(2)(3):
Restaurants open at end of period	153	160	156	144	135
Change in comparable restaurant sales(4)	(3.9)%	(3.5)%	1.4%	2.2%	6.9%
Restaurant operating weeks	8,234	8,169	7,754	6,871	6,499
Average weekly sales	$60	$62	$64	$63	$59
Average unit volumes	$3,121	$3,153	$3,181	$3,050	$2,970
Adjusted income (loss) from continuing operations(5)	$(4,264)	$(4,987)	$8,309	$14,675	$8,592
Capital expenditures	$16,633	$25,859	$49,818	$44,226	$39,442

	December 28, 2015	December 29, 2014	December 30, 2013	December 31, 2012	January 2, 2012
	(in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$7,817	$20,564	$3,836	$6,929	$3,725
Total assets	$207,371	$327,720	$347,084	$201,438	$177,835
Long-term debt (including current portion)	$126,922	$162,702	$131,982	$45,000	$117,757
Total liabilities	$200,758	$276,421	$245,477	$95,221	$162,036
Total stockholders' equity(6)	$6,613	$51,299	$101,607	$106,217	$15,799

(1)	The operating results of Macaroni Grill from the acquisition date, April 9, 2013, have been aggregated and reclassified as discontinued operations, net of tax.

(2)	All amounts presented relate to continuing operations.

(3)	See the definitions of key performance indicators beginning on page 37.

(4)

Our comparable restaurant base includes restaurants open for at least 104 weeks, or approximately 24 months. Change in comparable restaurant sales represents the change in period-over-period sales for the comparable restaurant base.

(5)

Reconciliation and discussion of non-GAAP financial measures are included under “Non-GAAP Financial Measures.” These measures should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

(6)

Immediately prior to the completion of our IPO, we effected a 19,178.226-to-1 stock split. We also reduced the par value of our common stock from $1.00 per share to $0.01 per share. The share and per share information for 2011 included in these consolidated financial statements were retroactively adjusted to reflect the stock split. We issued 6.4 million shares in relation to our IPO in May 2012 and received net proceeds of $81.1 million.

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

Our fiscal year ends on the Monday nearest to December 31 of each year. Fiscal years 2015, 2014 and 2013 were all 52-week years. References to fiscal years 2015, 2014 and 2013 are references to fiscal years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively.

Overview

Ignite Restaurant Group, Inc. operates two restaurant brands in the casual dining segment, Joe’s Crab Shack (“Joe’s”) and Brick House Tavern + Tap (“Brick House”). Each of our restaurant brands offers a variety of high-quality food in a distinctive, casual, high-energy atmosphere. Joe’s and Brick House operate in a diverse set of markets across the United States and internationally. As of December 28, 2015, we operated 130 Joe’s and 23 Brick House restaurants in 32 states. In October 2015, our first franchise and our first international location for Joe’s opened in Dubai, U.A.E. On April 17, 2015, we completed the sale of Romano’s Macaroni Grill (“Macaroni Grill”). See Note 3 in our Notes to Consolidated Financial Statements for further information.

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

In fiscal year 2015, we opened two new Brick House restaurants, both of which were conversions from Macaroni Grill restaurants. We also closed nine Joe’s restaurants during 2015, of which three will be converted to Brick Houses.

Outlook

Our near term business strategy focuses on increasing comparable restaurant sales at Joe’s and Brick House and continuing the growth of Brick House through new unit development.

We have experienced a decline in the operating performance at Joe’s. During fiscal year 2015, the comparable restaurant sales of Joe’s declined by 4.5% which contributed to a $4.3 million decrease in income from operations from the prior year, excluding the $9.4 million and $1.8 million non-cash impairment charge in 2015 and 2014, respectively. The decline in comparable restaurant sales is partially due to concentrated development in the Northeast region that is currently experiencing declining sales. The 16 stores opened in the Northeast during 2011 to 2013 accounted for 37% of the current year comparable sales decline but only represent 12% of the comparable store base. We have also begun experiencing sales declines in other geographic regions primarily due to decreased guest traffic. In order to reverse these negative trends, we have initiated a renewed focus to improve operational and menu execution in order to enhance the food quality and overall dining experience for the guest. We have also initiated new weekday value promotions including all-you-can-eat crab on Wednesdays that have positively impacted both sales and guest traffic. We will continue to evaluate our menu offerings and look for other weekday value offerings that could increase sales and traffic.

We have also started experiencing declines in operating performance at Brick House. During fiscal year 2015, the comparable restaurant sales of Brick House increased by 1.0%, however, we began experiencing declining same-store sales during the back half of the year. We believe much of the decline is due to changes that were made to the duration of our happy hour promotional period in the prior year. In order to reverse the sale trend, we have reverted back to the previous promotional period. We are also continuing to evaluate our menu to ensure we are offering items that are consistent with the expectations of our guests. Despite the decline in comparable restaurant sales during the back half of the year, income from operations at Brick House increased by $1.7 million during the current year.

Additional declines in the operating performance at Joe’s or Brick House could cause us to close or sell more underperforming restaurants which may require us to recognize additional asset impairment or closure-related expenses and increase our valuation allowance during 2016 against some or all of our deferred tax assets.

We target opening as many as four new restaurants in fiscal year 2016, including three conversions.

Recent Developments

Sale of Macaroni Grill

On April 17, 2015, we completed the sale of Macaroni Grill for $7.3 million, net of directly related selling expenses, of which $7.1 million was received as of December 28, 2015. During the thirteen weeks ended March 30, 2015, we recorded a $22.4 million impairment charge to write down the net assets of Macaroni Grill to their estimated fair value less cost to sell, which is included in loss from discontinued operations in our condensed consolidated statements of operations. In addition, during the thirteen weeks ended June 29, 2015, we recorded a $6.1 million loss on disposal of the Macaroni Grill business in loss from discontinued operations. We used the net proceeds from the sale primarily for new restaurant development.

We believe that our exit from the Macaroni Grill business was a strategic shift which has a significant effect on our operations and financial results. Hence, we considered Macaroni Grill as a discontinued operation. As of December 29, 2014, the assets and associated liabilities of Macaroni Grill have been reclassified as discontinued operations. The operating results of Macaroni Grill for the current and prior periods have been aggregated and reclassified as discontinued operations in our consolidated statements of operations for fiscal years 2015, 2014 and 2013.

Asset Impairment

We evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Due to continued declines in operating performance at certain Joe’s restaurants during the third and fourth quarters of 2015, we recorded impairment charges of $3.9 million and $5.5 million, respectively, related to Joe’s long-lived assets. During the third quarter of 2014, we recorded a $1.8 million impairment charge related to Joe’s long-lived assets.

Valuation Allowance

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of our credit carryforwards which begin to expire in 2031. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to continued operating losses and the asset impairments recorded during 2015 and 2014, we are in a three-year cumulative loss position. According to ASC Topic No. 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Therefore, during fiscal year 2015 and 2014, we recorded a valuation allowance of $12.8 million and $25.6 million for continuing operations and $6.8 million and $10.3 million for discontinued operations, respectively, against our deferred tax assets. We excluded the deferred tax liabilities related to certain indefinite lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as a reduction to our income tax benefit in our consolidated statement of operations. If we are able to generate sufficient taxable income in the future such that it becomes more likely than not that we will be able to fully utilize the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease if the valuation allowance is reversed.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are comparable restaurant sales growth, average weekly sales, restaurant operating weeks, average check, average unit volume and number of restaurant openings.

Comparable Restaurant Sales Growth

Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for at least 104 weeks, or approximately 24 months. As of December 28, 2015, December 29, 2014 and December 30, 2013, there were 147, 142 and 130 restaurants, respectively, in our comparable restaurant base. Comparable restaurant sales growth can be generated by an increase in guest counts and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing restaurants as the impact of new restaurant openings is excluded.

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

Average Check

Average check is calculated for Joe’s by dividing net sales by guest counts for a given time period. Management uses this indicator to analyze the dollars spent in our Joe’s restaurants per guest. This measure aids management in identifying trends in guest preferences, as well as the effectiveness of menu price increases and other menu changes.

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

Number of Restaurant Openings

Number of restaurant openings reflects the number of restaurants opened or converted during a particular reporting period. Before we open new restaurants or convert existing restaurants, we incur pre-opening costs. Typically, new restaurants open with an initial start-up period of higher than normalized sales volumes, which subsequently decrease to stabilized levels. While sales volumes are generally higher during the initial opening period, new restaurants typically experience normal inefficiencies in the form of higher cost of sales, labor and other direct operating expenses for several months and as a result, restaurant operating margins are generally lower during the start-up period of operation. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations.

Results of Operations

The following table presents the consolidated statement of operations for the past three fiscal years expressed as a percentage of revenues.

	Fiscal Year
	2015	2014	2013
Revenues	100.0%	100.0%	100.0%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	31.4	32.5	30.8
Labor expenses	28.9	28.3	27.5
Occupancy expenses	8.3	7.8	7.1
Other operating expenses	19.4	18.7	18.2
General and administrative	6.2	7.7	8.5
Depreciation and amortization	5.2	4.7	4.3
Pre-opening costs	0.2	0.6	1.0
Asset impairments and closures	2.1	0.4	0.0
Loss (gain) on disposal of assets	(0.0)	0.3	0.4
Total costs and expenses	101.7	100.9	97.8
Income (loss) from operations	(1.7)	(0.9)	2.2
Interest expense, net	(3.3)	(2.5)	(1.1)
Gain (loss) on insurance settlements	(0.1)	0.0	0.2
Income (loss) from continuing operations before income taxes	(5.1)	(3.4)	1.4
Income tax expense (benefit)	(0.1)	3.2	(0.2)
Income (loss) from continuing operations	(5.1)	(6.6)	1.6
Loss from discontinued operations, net of tax	(4.4)	(4.0)	(2.9)
Net loss	(9.4)%	(10.6)%	(1.3)%

 __________________________

*	The percentages reflected are subject to rounding adjustments. They may not foot due to rounding.

The following table sets forth additional operating information for the periods indicated that we use in assessing our performance:

	Fiscal Year
	2015	2014	2013
	(dollars in thousands)
Selected Other Data(1):
Number of restaurants open (end of period):
Joe's Crab Shack	130	139	136
Brick House Tavern + Tap	23	21	20
Total restaurants	153	160	156
Restaurant operating weeks
Joe's Crab Shack	7,058	7,107	6,912
Brick House Tavern + Tap	1,176	1,062	842
Average weekly sales
Joe's Crab Shack	$59	$61	$65
Brick House Tavern + Tap	$66	$66	$61
Average unit volumes
Joe's Crab Shack	$3,085	$3,124	$3,185
Brick House Tavern + Tap	$3,346	$3,396	$3,149
Change in comparable restaurant sales
Joe's Crab Shack	(4.5)%	(4.9)%	1.0%
Brick House Tavern + Tap	1.0%	7.9%	5.3%
Income (loss) from operations
Joe's Crab Shack	$9,539	$21,458	$45,635
Brick House Tavern + Tap	$5,541	$3,828	$1,197
Corporate	$(23,446)	$(30,023)	$(35,781)
Total	$(8,366)	$(4,737)	$11,051
Adjusted income (loss) from continuing operations(2)	$(4,264)	$(4,987)	$8,309

__________________________

(1)	See the definitions of key performance indicators beginning on page 37.

(2)

Reconciliation and discussion of non-GAAP financial measures are included under “Non-GAAP Financial Measures.” These measures should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

Fiscal Year 2015 (52 Weeks) Compared to Fiscal Year 2014 (52 Weeks)

Revenues

Revenues were $492.0 million for fiscal year 2015, a decrease of $11.5 million, or 2.3%, compared to revenues of $503.5 million for fiscal year 2014. The decrease is primarily due to a decrease of 3.9% in comparable restaurant sales, partially offset by higher operating weeks caused by the timing of restaurant opening and closure activities.

Revenues at Joe’s decreased 4.3% to $414.3 million in fiscal year 2015 compared to $433.0 million in fiscal year 2014. The decrease is primarily caused by a 4.5% decrease in comparable restaurant sales. The comparable restaurant sales decrease is comprised of 5.1% decrease in guest count and a 1.0% decrease in mix, partially offset by a 1.6% increase in pricing. Joe’s average weekly sales decreased to $59 thousand from $61 thousand in the prior year. Restaurant operating weeks decreased to 7,058 in 2015 from 7,107 in 2014 due to restaurant closures. We believe the decline in comparable restaurant sales is primarily due to a decrease in guest traffic and continued sales declines at restaurants in the Northeast region.

Brick House revenues increased 10.2% to $77.7 million in fiscal year 2015 versus $70.5 million in fiscal year 2014. The increase was the result of a 1.0% increase in comparable restaurant sales and new restaurant openings. The comparable restaurant sales increase is comprised of a 2.8% increase in pricing, partially offset by a 1.8% decrease in combined guest count and mix benefits. Brick House’s average weekly sales were at $66 thousand for both fiscal years 2015 and 2014. Restaurant operating weeks increased to 1,176 in 2015 from 1,062 in 2014 due to new restaurant openings.

Costs of Sales

Cost of sales decreased by $9.1 million, or 5.6%, to $154.3 million in 2015 versus $163.4 million in 2014 mainly due to the decrease in sales volume. As a percent of revenue, cost of sales decreased to 31.4% from 32.5% primarily due to improvement in seafood pricing at Joe’s and reduced discounting at Brick House.

Labor Expenses

Labor expenses decreased by $0.5 million, or 0.3%, to $142.2 million in 2015 versus $142.7 million in 2014. The decrease is mainly due to lower restaurant management bonuses caused by lower sales, partially offset by decreased productivity in hourly labor at Joe’s. As a percent of revenue, labor expenses increased to 28.9% in fiscal year 2015 from 28.3% in fiscal year 2014 due to decreased productivity, increases in minimum wage, and deleverage from lower sales.

Occupancy Expenses

Occupancy expenses increased by $1.5 million, or 3.8%, to $40.9 million in 2015 compared to $39.4 million in 2014. The increase is primarily caused by the increase in operating weeks. As a percentage of revenue, occupancy expenses increased to 8.3% from 7.8% primarily due to deleveraging of fixed rent expense from the decrease in comparable restaurant sales.

Other Operating Expenses

Other operating expenses increased by $1.3 million, or 1.4%, to $95.4 million in 2015 versus $94.1 million in 2014. This is mainly due to increased insurance costs and building expenses, partially offset by lower credit card fees attributable to lower sales in the current year. As a percent of revenue, other operating expenses increased to 19.4% in 2015 from 18.7% in 2014 due to increased insurance costs and deleverage from lower sales.

General and Administrative

General and administrative expenses decreased by $8.1 million, or 21.1%, to $30.5 million in 2015 compared to $38.7 million in 2014. As a percent of revenue, excluding the items mentioned above, general and administrative expenses decreased to 6.2% in fiscal year 2015 from 7.6% in fiscal year 2014 due to reduction of professional fees and personnel costs, partially offset by an increase of $1.7 million in severance costs.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.9 million, or 8.1%, to $25.8 million in 2015 versus $23.9 million in 2014. This increase is primarily due to a higher depreciable base from newly opened restaurants and accelerated depreciation on closed restaurants. As a percentage of revenue, depreciation and amortization increased to 5.2% in fiscal year 2015 from 4.7% in fiscal year 2014 due to deleveraging from negative same-store sales.

Pre-Opening Costs

Pre-opening costs decreased by $1.9 million, or 66.9%, to $0.9 million in 2015 from $2.8 million in 2014. This decrease is mainly due to the timing of scheduled restaurant openings. We opened two converted restaurants in 2015 and opened four new restaurants, including one conversion, in 2014. We also incurred pre-opening costs in both years for restaurants opened in the subsequent fiscal year.

Asset Impairments and Closures

Asset impairments and closures increased to $10.5 million for fiscal year 2015 from $2.0 million for fiscal year 2014. The $8.5 million increase is mainly due to the impairment charges on long-lived assets of $9.4 million and $1.8 million in 2015 and 2014, respectively. We also closed nine restaurants in the current year versus none in the prior year. The closure-related expenses for fiscal year 2015 were primarily comprised of future minimum lease obligations. If we are unable to improve the performance of our restaurants or if we experience deteriorating results at some of our restaurants, we could recognize additional impairment charges.

Loss (Gain) on Disposal of Assets

Loss on disposal of assets decreased by $1.5 million, or 109.0%, to a $0.1 million gain in fiscal year 2015 from a $1.3 million loss in fiscal year 2014. The gain in fiscal year 2015 included a $2.0 million net gain on restaurants sold, offset by the impact of writing off $0.6 million in book value of replaced restaurant equipment and facilities improvements, and $1.3 million in asset retirement losses for closed, converted and remodeled restaurants. The loss in fiscal year 2014 was primarily from the impact of writing off the book value of replaced restaurant equipment and facilities improvements offset by any related sales proceeds.

Income (Loss) from Operations

As a result of the foregoing, consolidated loss from operations increased by $3.6 million, or 76.6%, to $8.4 million in fiscal year 2015 from $4.7 million in fiscal year 2014.

Joe’s income from operations decreased by $11.9 million, or 55.5%, to $9.5 million in fiscal year 2015 from $21.5 million in fiscal year 2014. As a percent of revenue, excluding the impact of non-cash impairment charges, pre-opening costs, severance and other costs related to conversions, remodels and closures, income from operations for Joe’s decreased to 5.2% in the current year from 5.9% in the prior year. This decrease is primarily attributable to lower comparable restaurant sales and deleveraging of fixed costs against lower sales volume, partially offset by improvement in seafood pricing.

Income from operations for Brick House increased by $1.7 million, or 44.7%, to $5.5 million in fiscal year 2015 from $3.8 million in fiscal year 2014. As a percent of revenue, Brick House’s income from operations increased to 7.1% in the current year from 5.4% in the prior year. This margin improvement is primarily due to the increase in comparable restaurant sales, reduced discounting, and lower general and administrative expenses.

Interest Expense, Net

Interest expense, net increased by $3.8 million, or 30.7%, to $16.4 million in 2015 from $12.5 million in 2014, primarily due to the higher average debt balances and interest rates in the current year, partially offset by higher write-offs of debt issuance costs in the prior year. The fiscal 2015 balance includes $1.0 million write-off of debt issuance costs and debt discount compared to $2.2 million write-off of debt issuance costs in 2014.

Income Tax Expense (Benefit)

The income tax expense decreased by $16.5 million, or 101.9%, to a $0.3 million benefit in fiscal year 2015 from a $16.2 million expense in fiscal year 2014 mainly due to an increase of $12.8 million in valuation allowance in 2015 compared to an increase of $25.6 million in 2014. The decrease is also attributable to a higher loss before income taxes in the current year. Excluding the impact of the valuation allowance, the effective income tax rate decreased to 52.1% in fiscal year 2015 from 54.9% in fiscal year 2014 primarily due to the impact of the tax credit carryforwards.

Discontinued Operations, net

Loss from discontinued operations was $21.5 million for fiscal 2015 compared to $20.2 million for fiscal year 2014. In April 2015, we completed the sale of Macaroni Grill. We recorded a $22.4 million impairment charge during the first quarter of 2015 to write down the net assets of Macaroni Grill to their estimated fair value less cost to sell. During the first quarter of 2015, we also recorded a net gain of $2.1 million on the sale of certain assets of Macaroni Grill and a $1.0 million gain on insurance settlements. During the second quarter of 2015, we recorded a $6.1 million loss on disposal of the Macaroni Grill, which was partially offset by the related tax benefit. The loss from discontinued operations in 2014 relates to the full year operating loss of Macaroni Grill, net of related tax expense, which included impairment charges of $6.3 million for Macaroni Grill’s goodwill and $0.7 million related to Macaroni Grill’s long-lived and intangible assets.

Fiscal Year 2014 (52 Weeks) Compared to Fiscal Year 2013 (52 Weeks)

Revenues

Revenues were $503.5 million for fiscal year 2014, an increase of $4.4 million, or 0.9%, compared to revenues of $499.2 million for fiscal year 2013. The increase is primarily due to higher restaurant count, offset by a 3.5% comparable restaurant sales decrease.

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

Costs of Sales

Cost of sales increased by $9.6 million, or 6.2%, to $163.4 million in 2014 versus $153.8 million in 2013. As a percent of revenue, cost of sales increased to 32.5% from 30.8% primarily due to food cost inflation at the Joe’s brand. Unusually high shrimp and shellfish costs were the primary drivers of the increase.

Labor Expenses

Labor expenses increased by $5.4 million, or 3.9%, to $142.7 million in 2014 versus $137.3 million in 2013. As a percent of revenue, labor expenses were 28.3% in fiscal year 2014 versus 27.5% in fiscal year 2013.

Occupancy Expenses

Occupancy expenses increased by $3.9 million, or 11.1%, to $39.4 million in 2014 compared to $35.5 million in 2013. The increase is primarily caused by the increased operating weeks. As a percentage of revenue, occupancy expenses increased to 7.8% from 7.1% primarily due to deleveraging of fixed rent expense from the decrease in comparable restaurant sales.

Other Operating Expenses

Other operating expenses increased by $3.4 million, or 3.7%, to $94.1 million in 2014 versus $90.7 million in 2013. This is mainly due to the increase in operating weeks. As a percent of revenue, other operating expenses were 18.7% and 18.2% for 2014 and 2013, respectively.

General and Administrative

General and administrative expenses decreased by $3.7 million, or 8.6%, to $38.7 million in 2014 compared to $42.3 million in 2013. The current year balance included transaction expenses of $0.5 million, while the prior year balance included proposed secondary offering expenses of $0.8 million. As a percent of revenue, excluding the items mentioned above, general and administrative expenses decreased to 7.6% in fiscal year 2014 from 8.3% in fiscal year 2013 due to continued management of our corporate infrastructure costs.

 Depreciation and Amortization

 Depreciation and amortization expense increased by $2.5 million, or 11.6%, to $23.9 million in 2014 versus $21.4 million in 2013. This increase is primarily due to a higher depreciable base from newly opened restaurants. As a percentage of revenue, depreciation and amortization increased to 4.7% in fiscal year 2014 from 4.3% in fiscal year 2013 due to deleveraging from negative same-store sales.

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

Asset Impairments and Closures

Asset impairments and closures increased to $2.0 million for fiscal year 2014 from $0.2 million for fiscal year 2013. The $1.8 million increase is mainly due to the current year impairment charge for one Joe’s restaurant.

We periodically evaluate possible impairment of our intangible assets, as well as other fixed assets at the individual restaurant-level, and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. We also periodically evaluate the criteria we use as an indication of asset impairment. As a result of our annual impairment testing, we recorded an impairment charge of $1.8 million in fiscal year 2014 related to Joe’s long-lived assets. If we are unable to improve the performance of our restaurants or if we experience deteriorating results at some of our restaurants, we could recognize additional impairment charges. The closure-related expenses for fiscal year 2014 were primarily comprised of future minimum lease obligations, net of any related estimated sublease income.

Loss on Disposal of Assets

Loss on disposal of assets decreased by $0.7 million, or 35.2%, to $1.3 million for fiscal year 2014 from $2.1 million for fiscal year 2013. The loss in fiscal year 2014 primarily relates to the impact of writing off $1.2 million in book value of replaced restaurant equipment and facilities improvements. The loss in fiscal year 2013 was primarily due to $0.7 million in asset retirement losses for closed, converted and remodeled restaurants, and $1.4 million write-off in book value of replaced restaurant equipment and facilities improvements.

Income (Loss) from Operations

As a result of the foregoing, consolidated income from operations decreased by $15.8 million, or 142.9%, to a $4.7 million loss in fiscal year 2014 from an $11.1 million income in fiscal year 2013.

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

Gain (Loss) on Insurance Settlements

The gain on insurance settlements during fiscal years 2014 and 2013 represents insurance recovery on losses recognized in 2012 caused by Hurricane Sandy.

Income Tax Expense (Benefit)

The income tax expense increased by $17.1 million to a $16.2 million expense in fiscal year 2014 from a $0.9 million benefit in fiscal year 2013 mainly due to the impact of the $25.6 million valuation allowance, offset partially by the loss before income taxes in fiscal year 2014. Excluding the impact of the valuation allowance, the effective income tax rate was 54.9% in fiscal year 2014 compared to (12.5%) in fiscal year 2013 primarily due to the impact of the tax credit carryforwards.

Discontinued Operations, net

Loss from discontinued operations increased to $20.2 million in 2014 compared to $14.4 million in 2013, which relate to operating loss 52 weeks and 38 weeks, respectively, net of related tax expense/benefit. The loss from discontinued operations in 2014 included impairment charges of $6.3 million for Macaroni Grill’s goodwill and $0.7 million related to Macaroni Grill’s long-lived and intangible assets.

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

We have continued to experience declines in sales and income from operations at Joe’s. During 2015, we reorganized our operations management team and also initiated several weekday value promotions that we believe will help to improve sales and operating margins at Joe’s. If we continue experiencing decreasing cash flows from Joe’s, we may be unable to remain in compliance with our financial covenants. However, we can manage and supplement our liquidity position by closing or selling underperforming restaurants, postponing restaurant development, cutting discretionary capital expenditure spending, and divesting non-core assets. We may also decide to raise additional funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance, however, that any of these financing options would be available on favorable terms, if at all.

We believe that our current sources of liquidity and capital will be sufficient to finance our continued operations and expansion plans for at least the next twelve months.

The following table shows summary cash flows information for fiscal years 2015, 2014 and 2013 (in thousands):

	Fiscal Year
	2015	2014	2013
Net cash provided by (used in):
Operating activities
Continuing operations	$25,379	$18,392	$38,243
Discontinued operations	2,668	(1,432)	(21,324)
Investing activities
Continuing operations	(13,908)	(25,879)	(50,329)
Discontinued operations	11,639	585	(56,806)
Financing activities	(36,234)	25,635	84,259
Net increase (decrease) in cash and cash equivalents	(10,456)	17,301	(5,957)
Decrease (increase) in cash and cash equivalents - discontinued operations	(2,291)	(573)	2,864
Net increase (decrease) in cash and cash equivalents - continuing operations	$(12,747)	$16,728	$(3,093)

Operating Activities

Net cash provided by operating activities – continuing operations increased to $25.4 million for fiscal year 2015 from $18.4 million for fiscal year 2014. The increase was primarily due to lower general and administrative expenses and changes in working capital including the timing of rent payments and collection of accounts receivable, offset by higher interest payments.

Net cash provided by operating activities – continuing operations decreased to $18.4 million for fiscal year 2014 from $38.2 million for fiscal year 2013. The decrease was primarily due to the decrease in restaurant-level profit and higher interest payments.

Net cash provided by operating activities – discontinued operations was $2.7 million in fiscal year 2015 versus net cash used of $1.4 million in fiscal year 2014 due to decrease in marketing expenses and costs related to restaurant closures. Net cash used in operating activities – discontinued operations decreased to $1.4 million in fiscal year 2014 versus $21.3 million in fiscal year 2013 due to improvement in operating profit.

Investing Activities

Net cash used in investing activities – continuing operations was $13.9 million, $25.9 million and $50.3 million in 2015, 2014 and 2013, respectively. The net cash used was primarily attributable to capital expenditures for fiscal years 2015, 2014 and 2013 of $16.6 million, $25.9 million and $49.8 million, respectively, and purchases of intangible assets in 2013. Variances in capital expenditures are primarily due to the number and timing of new or converted locations under construction. We also received $2.0 million of proceeds from disposal of assets in 2015 primarily related to the closure and sale of Joe’s restaurants.

Net cash provided by investing activities – discontinued operations amounting to $11.6 million in 2015, net cash provided amounting to $0.6 million in 2014, and net cash used amounting to $56.8 million in 2013 were primarily caused by the acquisition of Macaroni Grill in 2013 and the sale of Macaroni Grill in 2015.

We estimate that total capital expenditures for fiscal year 2016 will be approximately $15.0 million to $20.0 million, with as many as four new restaurants, including three conversions planned.

Financing Activities

Net cash used in financing activities was $36.2 million for fiscal year 2015, while net cash provided by financing activities was $25.6 million for fiscal year 2014 and $84.3 million for fiscal year 2013. The 2015 balance reflects scheduled quarterly payments on the term loan plus a $35.0 million voluntary prepayment in December 2015. The 2014 balance reflects net borrowings of $25.8 million on our credit facility in fiscal year 2014, representing $41.8 million in net proceeds from our August 2014 refinancing, before accrued interest and fees and net of $4.8 million debt issuance cost payment, and $16.4 million in net repayments from our previous senior secured credit facility. The 2013 balance reflects a net $87.0 million of borrowings on our previous credit facility, which includes the financing for the Macaroni Grill acquisition.

Senior Secured Credit Facility

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

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan was 8.0% as of December 28, 2015. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

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

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of December 28, 2015 and expect to remain in compliance through 2016.

During fiscal year 2014, we wrote off $2.2 million of debt issuance costs related to the 2013 Credit Facility, and at closing paid $4.8 million in additional debt issuance costs. The debt issuance costs paid at closing and the remaining unamortized debt issuance costs from the 2013 Credit Facility are recorded in other assets and are being amortized over the term of the 2014 Credit Agreement. The debt discount is included as a reduction to the carrying value of the debt obligations and is being amortized over the term of the 2014 Term Loan using the effective interest rate method.

In December 2015, we made a $35.0 million voluntary prepayment of our 2014 Term Loan, which reduced our quarterly installment payments to $324,116. In connection with the $35.0 million prepayment, we wrote off $0.6 million of debt issuance costs and $0.4 million of debt discount, which are included in interest expense.

As of December 28, 2015, we had letters of credit of approximately $3.6 million outstanding under the 2014 Revolving Credit Facility and had available borrowing capacity of approximately $26.4 million.

Off-Balance Sheet Arrangements

Except for restaurant operating leases, we have no material off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual obligations and commercial commitments as of December 28, 2015 (in thousands):

	Payments Due by Period in Years
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$128,350	$1,621	$2,593	$124,136	$-
Operating leases	263,234	29,741	58,833	53,528	121,132
Interest payments(a)	32,190	10,524	20,339	1,327	-
Uncertain tax positions(b)	-	-	-	-	-
Total	$423,774	$41,886	$81,765	$178,991	$121,132

 __________________________

(a)	We estimate future interest payments on our term loan using interest rates and applicable margin for our term loan at December28, 2015.

(b)

We have $0.6 million of uncertain tax positions, including interest and penalties, recorded in other long-term liabilities or as a reduction to net operating loss carryforwards. It is not reasonably possible to predict at this time when (or if) any of these assessments will be settled.

Impact of Inflation

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and beverages, labor, energy and other services. Substantial increases in costs and expenses, including the cost of crab and other shellfish, could impact our operating results to the extent such increases cannot be passed along to our guests. We have been able to substantially offset restaurant and operating cost increases resulting from inflation by altering our menu items, increasing menu prices, making productivity improvements or other adjustments. However, certain areas of costs, notably labor and utilities, can be significantly volatile or subject to significant changes due to changes in laws or regulations, such as the minimum wage laws. There can be no assurance that we will generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

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

Adjusted Income (Loss) from Continuing Operations

We calculate adjusted income (loss) from continuing operations by eliminating from income (loss) from continuing operations the impact of items we do not consider indicative of our ongoing operations. Specifically, we believe that this non-GAAP measure provides greater comparability and enhanced visibility into our results of operations, excluding the impact of special charges and certain other expenses. Adjusted income (loss) from continuing operations represents income (loss) from continuing operations less items such as (a) transaction costs, (b) costs related to the preparation and filing of a registration statement for a proposed secondary offering of our common stock, (c) costs related to conversions, remodels and closures, (d) write-off of debt issuance costs and debt discount, (e) asset impairments, (f) loss (gain) on insurance settlements, (g) the income tax effect of the above described adjustments, and (h) the deferred tax asset valuation allowance. We believe this measure provides additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of these adjusted measure should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to these adjustments.

A reconciliation of income (loss) from continuing operations to adjusted income (loss) from continuing operations is as follows:

	Fiscal Year
	2015	2014	2013
	(in thousands)
Income (loss) from continuing operations	$(24,849)	$(33,382)	$7,835
Adjustments - continuing operations:
Transaction costs	-	510	-
Proposed secondary offering expenses	-	-	759
Costs related to conversions, remodels and closures	1,954	127	677
Write-off of debt issuance costs and debt discount	962	2,241	507
Asset impairments	9,409	1,770	-
Loss (gain) on insurance settlements	428	(89)	(1,161)
Income tax effect of adjustments above	(4,975)	(1,796)	(308)
Valuation allowance	12,807	25,632	-
Adjusted income (loss) from continuing operations	$(4,264)	$(4,987)	$8,309

Weighted average shares outstanding
Basic	25,731	25,659	25,629
Diluted	25,731	25,659	25,636
Income (loss) from continuing operations per share
Basic and diluted	$(0.97)	$(1.30)	$0.31
Adjusted income (loss) from continuing operations per share
Basic and diluted	$(0.17)	$(0.19)	$0.32

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

	Fiscal Year
	2015	2014	2013
	(in thousands, except percentages)
Revenues	$492,044	$503,508	$499,151
Less: Other revenues	295	179	169
Restaurant sales(A)	$491,749	$503,329	$498,982
Restaurant operating costs and expenses
Cost of sales	154,270	163,407	153,820
Labor expenses	142,209	142,662	137,286
Occupancy expenses	40,890	39,401	35,471
Other operating expenses	95,384	94,086	90,727
Deferred rent	(1,692)	(1,580)	(1,554)
Restaurant-level profit(B)	$60,688	$65,353	$83,232
Restaurant-level profit margin (B ÷ A)	12.3%	13.0%	16.7%

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

Impairment of Long-Lived Assets and Disposal of Property and Equipment

We evaluate the recoverability of the carrying amount of long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Our review for impairment of these long-lived assets takes into account estimates of future undiscounted cash flows. Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Our asset group for impairment testing is comprised of the assets and liabilities of each of our individual restaurants, since this is the lowest level of identifiable cash flows. An impairment loss is recognized if the future undiscounted cash flows associated with the assets are less than their carrying value. Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair values. For assets held for sale or disposal, we measure fair value using quoted market prices or an estimation of net realizable value.

From time to time, we have decided to close or dispose of restaurants. Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes. Such outcomes could include the sale of a leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term. In these instances, management evaluates possible outcomes, frequently using outside real estate and legal advice, and records provisions for the effect of such outcomes. The accuracy of such provisions can vary materially from original estimates, and management regularly monitors the adequacy of the provisions until final disposition occurs. We recorded impairment charges of $9.4 million in fiscal year 2015 and $1.8 million in fiscal year 2014, which is included in asset impairments and closures in our consolidated statements of operations, related to our long-lived assets. If we are unable to improve the performance of our restaurants or if we experience deteriorating results at some of our restaurants, we could recognize additional impairment charges.

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

Intangible assets with indefinite useful lives are not amortized, but are tested for impairment on an annual basis and between annual tests whenever impairment is indicated. This annual test takes place in December of each year. Impairment losses are recognized whenever the fair value of the indefinite-lived intangibles is less than their carrying value.

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

 Income Taxes

 We are subject to U.S. federal income tax and income taxes imposed in the state and local jurisdictions where we operate our restaurants. Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of our credit carryforwards which begin to expire in 2031. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the continued operating losses and the asset impairments recorded during 2015 and 2014, we are in a three-year cumulative loss position. According to ASC Topic No. 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Therefore, during fiscal year 2015 and 2014, we recorded a valuation allowance of $12.8 million and $25.6 million for continuing operations and $6.8 million and $10.3 million for discontinued operations, respectively, against our deferred tax assets. We excluded the deferred tax liabilities related to certain indefinite lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as a reduction to our income tax benefit in our consolidated statement of operations. If we are able to generate sufficient taxable income in the future such that it becomes more likely than not that we will be able to fully utilize the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease if the valuation allowance is reversed.

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

Forward-Looking Statements

This annual report on Form 10-K includes and incorporates by reference “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that the forward looking information presented in this annual report is not a guarantee of future events, and that actual events and results may differ materially from those made in or suggested by the forward looking information contained in this annual report. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “comfortable with,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Examples of forward-looking statements in this annual report include, but not limited to, our expected new restaurant development plans, our fiscal year 2016 capital expenditure expectations and the effectiveness of investments and new measures in our accounting and finance function to improve our internal controls over financial reporting. A number of important factors could cause actual events and results to differ materially from those contained in or implied by the forward-looking statements, including the risk factors discussed in this annual report. Any forward-looking information presented herein is made only as of the date of this report, and we do not undertake any obligation to update or revise any forward-looking information to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Many of the food products we purchase are affected by commodity pricing that is subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and are generally unpredictable. For fiscal year 2015, crab, lobster and shrimp accounted for approximately 45% of our total food purchases. Crab and lobster are wild caught and sourced from government regulated and sustainable fisheries. Other categories affected by the commodities markets, such as seafood, beef, fish and dairy products, may each account for approximately 3% to 11% of our food purchases. While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities we require, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods. Our purchasing department negotiates prices and quantities for all of our ingredients through either cancellable contracts (with varying length terms), spot market purchases or commodity pricing formulas. Changes in commodity prices would generally affect us and our competitors similarly, depending on the terms and duration of supply contracts. We also enter into fixed price supply contracts for certain products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can have an adverse effect on margins.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2014 Credit Facility, which bear interest at variable rates. As of December 28, 2015, we had $128.4 million outstanding under our 2014 Credit Facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. We do not currently have any such derivative financial instruments in place. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Taking into account the 1% floor on our LIBOR borrowings under our new senior secured credit facility, a 1% change in the interest rate on the outstanding balance of our variable rate debt would result in a $0.9 million change in our annual results of operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Ignite Restaurant Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Ignite Restaurant Group, Inc. and its subsidiaries (the “Company”) at December 28, 2015 and December 29, 2014, and the results of their operations and their cash flows for the fiscal years ended December 28, 2015, December 29, 2014, and December 30, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 3, 2016

IGNITE RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 28, 2015	December 29, 2014

ASSETS
Current assets
Cash and cash equivalents	$7,817	$20,564
Accounts receivable, net	3,385	7,992
Inventories	5,272	5,848
Other current assets	4,677	6,614
Assets of discontinued operations	-	82,465
Total current assets	21,151	123,483
Property and equipment, net	176,307	192,942
Intangible assets, net	5,482	5,940
Other assets	4,431	5,355
Total assets	$207,371	$327,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$18,406	$15,651
Accrued liabilities	31,532	29,002
Current portion of debt obligations	1,621	1,650
Liabilities of discontinued operations	-	47,986
Total current liabilities	51,559	94,289
Long-term debt obligations	125,301	161,052
Deferred rent	20,193	19,457
Other long-term liabilities	3,705	1,623
Total liabilities	200,758	276,421

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.01 par value per share, 100,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 500,000 shares authorized; 26,180 and 26,183 shares issued and outstanding, respectively	258	257
Additional paid-in capital	92,621	90,943
Accumulated deficit	(86,266)	(39,901)
Total stockholders' equity	6,613	51,299
Total liabilities and stockholders' equity	$207,371	$327,720

See accompanying notes to consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

	Fiscal Year
	2015	2014	2013

Revenues	$492,044	$503,508	$499,151
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	154,270	163,407	153,820
Labor expenses	142,209	142,662	137,286
Occupancy expenses	40,890	39,401	35,471
Other operating expenses	95,384	94,086	90,727
General and administrative	30,523	38,669	42,321
Depreciation and amortization	25,831	23,901	21,415
Pre-opening costs	927	2,799	4,824
Asset impairments and closures	10,497	1,980	169
Loss (gain) on disposal of assets	(121)	1,340	2,067
Total costs and expenses	500,410	508,245	488,100
Income (loss) from operations	(8,366)	(4,737)	11,051
Interest expense, net	(16,363)	(12,521)	(5,245)
Gain (loss) on insurance settlements	(428)	89	1,161
Income (loss) from continuing operations before income taxes	(25,157)	(17,169)	6,967
Income tax expense (benefit)	(308)	16,213	(868)
Income (loss) from continuing operations	(24,849)	(33,382)	7,835
Loss from discontinued operations, net of tax	(21,516)	(20,167)	(14,420)
Net loss	$(46,365)	$(53,549)	$(6,585)

Net loss per share
Basic and diluted
Income (loss) from continuing operations	$(0.97)	$(1.30)	$0.31
Loss from discontinued operations, net of tax	$(0.84)	$(0.79)	$(0.56)
Net loss	$(1.80)	$(2.09)	$(0.26)

Weighted average shares outstanding
Basic	25,731	25,659	25,629
Diluted	25,731	25,659	25,636

See accompanying notes to consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
	Common Stock		Additional Paid-	Earnings
	Shares	Amount	in Capital	(Deficit)	Total
Balance at December 31, 2012	25,633	$256	$85,728	$20,233	$106,217
Net loss	-	-	-	(6,585)	(6,585)
Issuance of equity awards, net	163	-	-	-	-
Capital contribution	-	-	23	-	23
Taxes paid related to net share settlement of equity awards	-	-	(2)	-	(2)
Stock-based compensation	-	-	1,954	-	1,954
Balance at December 30, 2013	25,796	$256	$87,703	$13,648	$101,607
Net loss	-	-	-	(53,549)	(53,549)
Issuance of equity awards, net	398	-	-	-	-
Vesting of restricted stock	-	1	(1)		-
Taxes paid related to net share settlement of equity awards	(11)	-	(124)	-	(124)
Stock-based compensation	-	-	3,365	-	3,365
Balance at December 29, 2014	26,183	$257	$90,943	$(39,901)	$51,299
Net loss	-	-	-	(46,365)	(46,365)
Issuance of equity awards, net	29	-	-	-	-
Vesting of restricted stock	-	1	(1)	-	-
Taxes paid related to net share settlement of equity awards	(32)	-	(134)	-	(134)
Stock-based compensation	-	-	1,813	-	1,813
Balance at December 28, 2015	26,180	$258	$92,621	$(86,266)	$6,613

See accompanying notes to consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2015	2014	2013
Cash flows from operating activities
Net loss	$(46,365)	$(53,549)	$(6,585)
Loss from discontinued operations, net of tax	21,516	20,167	14,420
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	25,831	23,901	21,415
Amortization of debt issuance costs	1,663	3,121	1,095
Amortization of debt discount	870	177	-
Stock-based compensation	2,065	2,877	1,819
Asset impairments	9,409	1,770	-
Deferred income tax	(324)	15,023	(7,970)
Gain on insurance related to property and equipment	(695)	(89)	(681)
Non-cash loss (gain) on disposal of assets	(133)	(649)	535
Decrease (increase) in operating assets:
Accounts receivable	4,076	3,289	(3,979)
Inventories	576	(92)	(914)
Other operating assets	1,006	1,314	(2,005)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	3,808	(2,783)	15,851
Other operating liabilities	2,076	3,915	5,242
Net cash provided by operating activities - continuing operations	25,379	18,392	38,243
Net cash provided by (used in) operating activities - discontinued operations	2,668	(1,432)	(21,324)
Net cash provided by operating activities	28,047	16,960	16,919

Cash flows from investing activities
Purchases of property and equipment	(16,633)	(25,859)	(49,818)
Proceeds from property insurance claims	695	89	681
Proceeds from disposal of assets	2,030	41	30
Purchases of intangible assets	-	(150)	(1,222)
Net cash used in investing activities - continuing operations	(13,908)	(25,879)	(50,329)
Net cash provided by (used in) investing activities - discontinued operations	11,639	585	(56,806)
Net cash used in investing activities	(2,269)	(25,294)	(107,135)

Cash flows from financing activities
Borrowings on revolving credit facility	-	109,000	110,668
Payments on revolving credit facility	-	(194,207)	(70,461)
Proceeds from long-term debt	-	162,525	50,000
Payments on long-term debt	(36,100)	(46,775)	(3,225)
Debt issuance costs paid	-	(4,784)	(2,744)
Capital contribution	-	-	23
Taxes paid related to net share settlement of equity awards	(134)	(124)	(2)
Net cash provided by (used in) financing activities	(36,234)	25,635	84,259
Net increase (decrease) in cash and cash equivalents	(10,456)	17,301	(5,957)
Change in cash and cash equivalents - discontinued operations	(2,291)	(573)	2,864
Cash and cash equivalents at beginning of period	20,564	3,836	6,929
Cash and cash equivalents at end of period	$7,817	$20,564	$3,836

See accompanying notes to consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

Note 1—Description of Business

Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) owns and operates two full service, casual dining restaurant brands under the names Joe’s Crab Shack (“Joe’s”) and Brick House Tavern + Tap (“Brick House”). As of December 28, 2015, we operated 130 Joe’s restaurants and 23 Brick House restaurants in 32 states within the United States, and franchised one Joe’s restaurant in Dubai, U.A.E.

J.H. Whitney VI, L.P., an affiliate of J.H. Whitney Capital Partners, LLC, owns approximately 66.3% of our total outstanding common stock as of December 28, 2015.

Note 2—Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ignite and its wholly-owned subsidiaries as of December 28, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. On April 17, 2015, we completed the sale of Romano’s Macaroni Grill (“Macaroni Grill”). As of December 29, 2014, the assets and associated liabilities of Macaroni Grill have been reclassified as discontinued operations. The operating results of Macaroni Grill for the current and prior periods have been aggregated and reclassified as discontinued operations in our consolidated statements of operations. See Note 3 for further discussion.

Fiscal Year

Our fiscal year ends on the Monday nearest to December 31 of each year. Fiscal years 2015, 2014 and 2013 were all 52-week years. References to 2015, 2014 and 2013 are references to fiscal years ended December 28, 2015, December 29, 2014 and December 30, 2013, respectively.

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

Revenue Recognition

Revenues from food and beverage sales are recognized when payment is tendered at the point-of-sale and are presented net of promotional allowances, discounts, and employee meals. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis, or excluded from revenues, in our consolidated statements of operations. Initial franchise fees received are deferred and recognized as revenue upon opening of the franchised restaurant, which is when we have performed substantially all initial services required by the franchise agreement. Continuing licensing and royalty revenues are recognized when earned. Licensing and royalty revenues were $0.2 million, $4 thousand and $60 thousand in 2015, 2014 and 2013, respectively.

Proceeds from the sale of gift cards are deferred and recognized as revenue upon redemption. Deferred gift card revenue is included in accrued liabilities in our consolidated balance sheets. Our gift cards do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. We recognize gift card breakage income exclusive of amounts subject to state escheatment laws when the likelihood of redemption of the cards becomes remote. We recorded breakage income of $0.4 million, $0.3 million and $0.2 million during 2015, 2014 and 2013, respectively, which is included in revenues in our consolidated statements of operations.

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

Property and Equipment

Property and equipment acquired is stated at cost less accumulated depreciation and impairment. Depreciation is calculated using the straight-line method, based on the following estimated useful lives:

Leasehold improvements	Shorter of effective lease term or estimated useful life
Restaurant equipment		10 years
Furniture and fixtures	5	–	10 years
Computer equipment and software	3	–	5 years

We capitalize major replacements and improvements that increase the useful life of the asset, whereas we expense repairs and maintenance as incurred. The cost and accumulated depreciation and impairment of assets sold, retired or otherwise disposed of are removed from the balance sheet and any gain or loss is included in the statement of operations.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying amount of long-lived assets, including property and equipment, whenever events and circumstances indicate that the carrying value of an asset may not be fully recoverable. Our review for impairment of these long-lived assets takes into account estimates of future undiscounted cash flows (level 3 in the fair value hierarchy). Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Our asset group for impairment testing is comprised of the assets and liabilities of each of our individual restaurants, since this is the lowest level of identifiable cash flows. An impairment loss is recognized if the future undiscounted cash flows associated with the assets are less than their carrying value. Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair values. For assets held for sale or disposal, we measure fair value using quoted market prices or an estimation of net realizable value.

From time to time, we have decided to close or dispose of restaurants. Typically, such decisions are made based on operating performance or strategic considerations and must be made before the actual costs or proceeds of disposition are known, and management must make estimates of these outcomes. Such outcomes could include the sale of a leasehold, mitigating costs through a tenant or subtenant, or negotiating a buyout of a remaining lease term. In these instances, management evaluates possible outcomes, frequently using outside real estate and legal advice, and records provisions for the effect of such outcomes. The accuracy of such provisions can vary materially from original estimates, and management regularly monitors the adequacy of the provisions until final disposition occurs. We recorded impairment charges of $9.4 million and $1.8 million in fiscal year 2015 and 2014, respectively, which is included in asset impairments and closures in our consolidated statements of operations, related to Joe’s long-lived assets (see Note 7). For assets held for sale or disposal, we measure fair value using quoted market prices or an estimation of net realizable value.

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

Intangible assets consist of the following (in thousands):

	December 28, 2015			December 29, 2014
	Cost	Accumulated Amortization and Impairment	Carrying Value	Cost	Accumulated Amortization and Impairment	Carrying Value
Definite lived:
Trademarks	$4,580	$4,029	$551	$4,580	$3,571	$1,009
Indefinite lived:
Liquor licenses	4,931	-	4,931	4,931	-	4,931
	$9,511	$4,029	$5,482	$9,511	$3,571	$5,940

The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangibles and included in intangible assets, net in the consolidated balance sheets. The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term. Liquor licenses are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We determined estimated fair value based on prices in the open market for licenses in similar jurisdictions (level 2 in the fair value hierarchy). No impairment charge for liquor licenses was recorded in 2015, 2014 and 2013.

Definite-lived trademarks are amortized on a straight-line basis over their estimated useful life of 10 years. Amortization expense for definite-lived trademarks was approximately $0.5 million, $0.5 million and $0.4 million for 2015, 2014 and 2013, respectively.

Scheduled amortization of definite-lived intangible assets is as follows (in thousands):

Fiscal Year	Amount
2016	$387
2017	35
2018	35
2019	29
2020	15
Thereafter	50
$551

Deferred Charges

Debt issuance costs representing costs to obtain long-term financing are accounted for as a deferred charge and are included in other assets in our consolidated balance sheets. They are amortized using the interest method for the term loan and straight-line method for the revolving credit facility over the term of the related financing. Amortization of debt issuance costs, which was approximately $1.7 million, $3.1 million and $1.1 million for 2015, 2014 and 2013, respectively, is included in interest expense in our consolidated statements of operations. See Note 6 regarding write-off of debt issuance costs related to debt paydown and refinancing transactions.

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

Certain leases contain provisions that require additional rental payments based upon restaurant sales volume. Contingent rentals are accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above.

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

Advertising Expenses

Advertising production costs are expensed at the time the advertising is first aired. All other advertising costs are expensed as incurred. Advertising expenses were approximately $22.9 million for each of the fiscal years 2015, 2014 and 2013, and are included in other operating expenses in our consolidated statements of operations.

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

The following table provides the significant weighted average assumptions used to determine the fair value of stock appreciation rights on the grant date using the Black-Scholes option-pricing model for awards granted during the fiscal years 2015, 2014 and 2013:

	Fiscal Year
	2015			2014			2013
Expected term (in years)		6.3			6.3			6.3%
Expected volatility		43.9%			42.5%			46.3%
Dividend yield		0.0%			0.0%			0.0%
Risk-free interest rate	1.5%	-	1.9%	1.7%	-	2.0%	1.2%	-	2.2%

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, while diluted net income (loss) per share is computed using the weighted average number of common shares outstanding plus all potentially dilutive common share equivalents outstanding during the period. The following table summarizes the components to determine the denominators of basic and diluted net income (loss) per share (in thousands):

	Fiscal Year
	2015	2014	2013
Denominator:
Basic weighted average shares outstanding	25,731	25,659	25,629
Effect of dilutive securities	-	-	7
Diluted weighted average shares outstanding	25,731	25,659	25,636

For fiscal year 2015, we excluded 1.2 million stock appreciation rights (“SARs”) and 405 thousand shares of restricted stock from the calculation of net loss per share, and for fiscal year 2014, we excluded 1.6 million SARs and 510 thousand shares of restricted stock from the calculation of net loss per share because the effect was anti-dilutive due to the net loss during the respective periods. For fiscal year 2013, we excluded 1.2 million SARs from the calculation of net loss per share because their effect was anti-dilutive.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued a converged standard on revenue recognition, Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. Its disclosure guidance requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations; significant judgments and changes in judgments; and assets recognized from the costs to obtain or fulfill a contract. The ASU’s effective date has been deferred by the issuance of ASU No. 2015-14, and is effective for us for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, but not before the original effective date. This ASU permits the use of either the retrospective or cumulative effect transition method. We are in the process of selecting a transition method and are evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to simplify the presentation of debt issuance costs in the balance sheet. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note, and that amortization of debt issuance costs also shall be reported as interest expense. The ASU does not affect the current guidance on the recognition and measurement of debt issuance costs. The update is effective for us in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods presented. The balance of unamortized debt issuance costs related to our term loan as of December 28, 2015 was $2.2 million. We have evaluated the ASU and determined that it has no material impact on our consolidated statements of operations and cash flows.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of all deferred tax assets and liabilities by classifying them as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction, that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The ASU is effective for us in fiscal years beginning after December 16, 2016, including interim periods within those years. We early adopted ASU No. 2015-17, and as such applied the prospective method for the consolidated balance sheet as of December 28, 2015. The comparative balance as of December 29, 2014 was not retrospectively adjusted. Our prospective adoption of this guidance in the fourth quarter of 2015 did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance requires the recognition of assets and liabilities that arise from lease transactions wherein current off-balance sheet leasing activities is required to be reflected in the balance sheet. The FASB lessee accounting model retains two types of leases, and is consistent with the lessee accounting model under existing GAAP. One type of lease (finance leases) will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The other type of lease (operating leases) will be accounted for (both in the income statement and statement of cash flows) in a manner consistent with operating leases under existing GAAP. However, as it relates to the balance sheet, lessees will recognize lease liabilities based upon the present value of remaining lease payments and corresponding lease assets for operating leases with limited exception. The new standard also will require lessees and lessors to provide additional qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide supplemental information about the nature of an organization’s leasing activities. We are evaluating our expected adoption method of ASU 2016-02 and we expect its adoption to have a significant impact on our consolidated financial position and results of operations.

Note 3—Sale of Macaroni Grill

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

 The following tables present the carrying amounts of the major classes of assets and liabilities associated with the discontinued operations of Macaroni Grill (in thousands):

December 29, 2014
Assets of discontinued operations
Accounts receivable, net	$4,721
Inventories	3,471
Other current assets	3,031
Property and equipment, net	43,012
Intangible assets, net	23,039
Other assets	5,191
Total	$82,465

Liabilities of discontinued operations
Accounts payable	$9,730
Accrued liabilities	22,507
Deferred rent	4,799
Unfavorable leases	5,385
Noncurrent deferred tax liability	4,450
Other long-term liabilities	1,115
Total	$47,986

The table below reconciles significant items that comprise loss from discontinued operations before income taxes (in thousands):

	2015	2014	2013
Revenues	$88,439	$333,677	$261,697

Cost of sales	23,187	89,848	73,751
Labor expenses	31,266	114,473	96,035
Occupancy expenses	9,987	38,499	30,298
Other operating expenses	18,190	81,427	69,585
General and administrative	2,149	6,619	10,144
Depreciation and amortization	2,066	9,873	6,092
Asset impairments and closures	22,807	10,714	1,202
Loss (gain) on disposal of assets	4,339	(859)	534
Other non-operating items	(1,038)	124	1
Loss from discontinued operations before income taxes	$(24,514)	$(17,041)	$(25,945)

Note 4—Selected Balance Sheet Accounts

The components of other current assets are as follows (in thousands):

	December 28, 2015	December 29, 2014
Prepaid insurance	$1,663	$1,461
Prepaid taxes	1,194	1,506
Prepaid licenses and fees	742	557
Prepaid advertising	135	193
Prepaid rent	-	939
Deferred tax asset	-	335
Other	943	1,623
	$4,677	$6,614

The components of accrued liabilities are as follows (in thousands):

	December 28, 2015	December 29, 2014
Payroll and related costs	$8,084	$7,245
Insurance	7,158	7,642
Deferred gift card revenue	3,833	3,598
Property taxes	3,476	2,632
Interest	2,664	1,865
Sales and alcohol taxes	1,652	1,807
Utilities	1,466	1,258
Occupancy	936	1,053
Other	2,263	1,902
	$31,532	$29,002

Note 5—Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 28, 2015	December 29, 2014
Leasehold improvements	$257,244	$254,115
Equipment	37,193	36,740
Furniture and fixtures	19,165	18,475
Construction in progress	8,607	3,637
	322,209	312,967
Less accumulated depreciation	145,902	120,025
	$176,307	$192,942

Depreciation expense was approximately $25.4 million, $23.4 million and $20.8 million for fiscal years 2015, 2014 and 2013, respectively.

Note 6—Debt Obligations

Debt obligations consisted of the following as of the dates presented below (in thousands):

	December 28, 2015	December 29, 2014
Term loan, due February 2019	$128,350	$165,000
Less unamortized debt discount	1,428	2,298
Total debt, net of debt discount	126,922	162,702
Less current portion	1,621	1,650
Long-term debt obligations	$125,301	$161,052

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

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan was 8.0% as of December 28, 2015. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

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

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of December 28, 2015.

During fiscal year 2014, we wrote off $2.2 million of debt issuance costs related to the 2013 Credit Facility, and at closing paid $4.8 million in additional debt issuance costs. The debt issuance costs paid at closing and the remaining unamortized debt issuance costs from the 2013 Credit Facility are recorded in other assets and are being amortized over the term of the 2014 Credit Agreement. The debt discount is included as a reduction to the carrying value of the debt obligations and is being amortized over the term of the 2014 Term Loan using the effective interest rate method.

In December 2015, we made a $35.0 million voluntary prepayment of our 2014 Term Loan, which reduced our quarterly installment payments to $324,116. In connection with the $35.0 million prepayment, we wrote off $0.6 million of debt issuance costs and $0.4 million of debt discount, which are included in interest expense.

As of December 28, 2015, we had letters of credit of approximately $3.6 million outstanding under the 2014 Revolving Credit Facility and had available borrowing capacity of approximately $26.4 million.

The carrying value of our long-term debt approximates fair value. and the estimated fair value of our debt is based on observable market information from a third party pricing source, which is classified as a level 2 input within the fair value hierarchy.

Note 7—Restaurant Closures and Impairments

Costs associated with restaurant closures are recorded when the restaurant is closed. Expenses and losses related to closed restaurants are recorded in asset impairments and closures and loss on disposal of assets in our consolidated statements of operations.

During fiscal year 2015, we closed nine Joe’s restaurants. Included in the nine restaurants closed in the current year were three that will be converted to Brick House restaurants and one Joe’s that was sold resulting in a net gain of $1.5 million. We recognized $2.0 million in closure-related expenses, including $1.0 million in asset impairments and closures primarily related to future minimum lease obligations, $1.7 million of accelerated depreciation, and a net gain of $0.7 million recorded in loss (gain) on disposal of assets. The corresponding restaurant closure liability is approximately $1.3 million and $0.3 million as of December 28, 2015 and December 29, 2014, respectively, of which $0.9 million and $0.1 million is reflected in other long-term liabilities in our consolidated balance sheet.

An analysis of our restaurant closure liability, including current and long-term portions, is shown below (in thousands):

	December 30, 2013	Additions	Payments	December 29, 2014	Additions	Adjustments	Payments	December 28, 2015
Facility and other exit costs	$524	$167	$(419)	$272	$1,041	$560	$(606)	$1,267
Severance costs	-	43	(43)	-	46	-	(46)	-
Restaurant closure liability	$524	$210	$(462)	$272	$1,087	$560	$(652)	$1,267

During the third quarter of 2015, we recorded an impairment charge of approximately $3.9 million to reduce the carrying value of the long-lived assets of one Joe’s restaurant to its estimated fair value. This restaurant was opened in 2013 and has significantly underperformed compared to expectations in addition to having a relatively higher cost to operate than our standard Joe’s restaurant. We closed the restaurant in September 2015 but continue to negotiate with the landlord for subleasing the property or terminating the lease. During the fourth quarter of 2015, we recorded an impairment charge of approximately $5.5 million to reduce the carrying value of the long-lived assets of five Joe’s restaurants to their estimated fair value. During the third quarter of 2014, we recorded an impairment charge of approximately $1.8 million to reduce the carrying value of the long-lived assets of a Joe’s restaurant to its estimated fair value.

Note 8—Insurance and Other Recoveries

Our Joe’s restaurant in Oceanside, New York was temporarily closed in the fourth quarter of 2012 due to damage sustained from Hurricane Sandy. In 2013 and 2014, we received $1.1 million and $89 thousand, respectively, in insurance proceeds related to Hurricane Sandy, of which $480 thousand was for business interruption recovery and other expenses.

In 2015, a Joe’s restaurant in Indianapolis was razed by fire. We recorded a $0.4 million loss in the third quarter of 2015 related to this fire.

In relation to each of these casualty events, the following amounts were recorded in our consolidated financial statements (in thousands):

	2015	2014	2013
Proceeds from property insurance claims	$695	$89	$681
Business interruption recoveries	$-	$-	$480
Gain on insurance related to property and equipment	$695	$89	$681

Note 9—Income Taxes

Income tax expense (benefit) included in continuing operations consisted of the following (in thousands):

	Fiscal Year
	2015	2014	2013
Current income tax
Federal	$106	$(1,457)	$5,774
State	(100)	2,618	1,304
Foreign	10	29	24
	16	1,190	7,102
Deferred income tax
Federal	(481)	14,372	(7,282)
State	157	651	(688)
	(324)	15,023	(7,970)
Total income tax expense (benefit)	$(308)	$16,213	$(868)

In addition, included in discontinued operations was an income tax expense (benefit) of ($3.0) million, $3.1 million and ($11.5) million in 2015, 2014 and 2013, respectively.

At December 28, 2015, we had federal income tax credit carryforwards of approximately $25.1 million, comprised of a $24.6 million credit for FICA and Medicare taxes paid on reported employee tip income, Alternative Minimum Tax (“AMT”) credits of approximately $0.4 million, and a Texas margin tax credit of approximately $0.1 million. The FICA credit will begin to expire in 2031 if unused prior to that time, while the AMT credit may be carried forward indefinitely. The Texas margin tax credit will expire in 2028 if unused prior to that time. We also have state net operating loss carryforwards of approximately $62.9 million which will begin to expire in 2019 if unused prior to that time. At December 28, 2015, we have federal net operating loss carryforwards of approximately $46.6 million, which will begin to expire in 2036 if unused prior to that time. In addition, at December 28, 2015, we have federal capital loss carryforwards of approximately $4.1 million, which will begin to expire in 2021 if unused prior to that time.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of our credit carryforwards which begin to expire in 2031. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the continued operating losses and the asset impairments recorded during 2015 and 2014, we are in a three-year cumulative loss position. According to ASC Topic No. 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Therefore, during fiscal year 2015 and 2014, we recorded a valuation allowance of $12.8 million and $25.6 million for continuing operations and $6.8 million and $10.3 million for discontinued operations, respectively, against our deferred tax assets. We excluded the deferred tax liabilities related to certain indefinite lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as a reduction to our income tax benefit in our consolidated statement of operations. If we are able to generate sufficient taxable income in the future such that it becomes more likely than not that we will be able to fully utilize the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease if the valuation allowance is reversed.

A reconciliation between the amount of income tax expense (benefit) included in continuing operations determined by applying the applicable U.S. statutory income tax rate to income (loss) from continuing operations before income taxes is as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Tax expense (benefit) at the federal statutory income tax rate	$(8,805)	$(6,009)	$2,438
Permanent differences	191	45	17
State income taxes, net of federal impact	(1,410)	51	407
Tax credit carryforwards	(3,377)	(3,662)	(3,454)
Change in valuation allowance	12,807	25,632	-
Other	286	156	(276)
Total income tax expense (benefit)	$(308)	$16,213	$(868)
Effective income tax rate	1.2%	(94.4%)	(12.5%)

The components of our deferred tax assets and liabilities are as follows (in thousands):

	December 28, 2015	December 29, 2014
Deferred tax assets
Credit carryforwards	$25,080	$20,025
Net operating loss carryforwards	20,610	1,058
Deferred rent	7,955	7,254
Accrued insurance	2,103	1,500
Stock-based compensation	1,752	1,620
Intangibles	1,030	1,177
Closure reserve	494	108
Accrued expenses	347	73
Other	866	514
Valuation allowance	(55,598)	(25,632)
	4,639	7,697
Deferred tax liabilities
Property and equipment	(3,475)	(7,171)
Intangibles	(393)	-
Prepaid expenses	(319)	-
Net deferred tax asset	$452	$526

In addition to the deferred income taxes reflected in the table above, included in the consolidated balance sheet of discontinued operations as of December 29, 2014 is a net deferred tax liability of $3.4 million.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. We are subject to U.S. federal income tax examinations by tax authorities for the fiscal years ended December 30, 2013 and December 29, 2014. We did not have any tax examinations during fiscal year 2015, and we have no other income tax audits open at this time. We are also subject to various state income tax examinations by state tax authorities for the fiscal year ended January 2, 2012 and forward.

The following table shows the changes in the amount of our uncertain tax positions, exclusive of the effect of interest and penalties (in thousands):

	Fiscal Year
	2015	2014	2013
Balance at beginning of year	$609	$582	$886
Additions for tax positions of the current year	119	122	163
Reductions for tax positions of prior years	(258)	(95)	(467)
Balance at end of year	$470	$609	$582

The full balance of approximately $470 thousand, if recognized, would affect the annual effective rate, net of any federal tax benefits. We do not expect any changes that will significantly impact our uncertain tax positions within the next twelve months.

We accrue interest and penalties related to our uncertain tax positions as a component of income tax expense. During the fiscal years 2015, 2014 and 2013, we recognized approximately ($43) thousand, $32 thousand and ($58) thousand of interest and penalties (reversals), respectively. We had approximately $143 thousand and $186 thousand accrued for interest and penalties as of December 28, 2015 and December 29, 2014, respectively.

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

Minimum Lease Commitments

We lease our restaurants, office facilities, and certain equipment under operating lease agreements. The future minimum rental commitments for these noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows (in thousands):

Fiscal Year	Amount
2016	$29,741
2017	30,154
2018	28,679
2019	27,839
2020	25,689
Thereafter	121,132
$263,234

The above amounts do not include property taxes, insurance, and normal maintenance that we are required to pay. Rental expense relating to operating leases amounted to approximately $35.5 million, $34.7 million and $32.2 million for 2015, 2014 and 2013, respectively. A number of our leases also provide for contingent rentals based on a percentage of sales above a specified minimum. Total contingent rentals, included in rent expense, amounted to approximately $1.6 million, $1.9 million and $1.9 million for 2015, 2014 and 2013, respectively.

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

On August 28, 2013, in the United States District Court, Western District of New York, six former tipped employees of various Joe’s locations filed a complaint against us and certain of our officers alleging that the employees were not paid the minimum wage required by federal law as well as the wage-hour laws of the respective states in which they worked. These former employees purport to represent a nationwide class of tipped employees on their federal claims and separate subclasses of tipped employees regarding their state law claims.  By order dated January 27, 2015, the court granted conditional certification to the class. We are vigorously contesting this matter and have answered and asserted affirmative defenses. There are pending motions and discovery issues regarding members of the putative class. At this early stage, it is impossible to predict with any certainty whether the former employees will prevail or the amount of damages they might recover were they to prevail.

Note 11—Stock-Based Compensation

In May 2012, our stockholders approved the adoption of our 2012 Omnibus Incentive Plan (“2012 Plan”). Under the 2012 Plan, we are authorized to grant stock-based awards in the form of stock options, restricted stock, restricted stock units, SARs, and other stock-based awards. The maximum number of common shares reserved for the grant of awards under the 2012 Plan is 1,980,074, subject to adjustment as provided by the 2012 Plan. On July 23, 2013, our stockholders approved an amendment to our 2012 Plan to increase the aggregate number of shares of common stock which may be issued under the 2012 Plan by 1,200,000 shares to 3,180,074 shares. Other specific terms for awards granted under the 2012 Plan shall be determined by our board of directors (or a committee of its members). As of December 28, 2015, 1,393,265 shares were available for future grants under the 2012 Plan.

The following table summarizes the stock-based compensation expense recorded in the last three fiscal years (in thousands):

	Fiscal Year
	2015	2014	2013
Stock-based compensation expense	$2,065	$2,877	$1,819
Related tax benefit	(805)	(1,007)	(637)
	$1,260	$1,870	$1,182

As of December 28, 2015, we had unrecognized stock-based compensation expense of approximately $2.4 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.9 years.

Stock Appreciation Rights

Stock appreciation rights granted under the 2012 Plan generally vest over four years from the date of grant with 25% vesting each year following the date of grant. SARs may not have a term exceeding ten years from the date of grant. The weighted average grant date fair value of SARs granted during the fiscal years 2015, 2014 and 2013 was $1.94, $6.34 and $8.15, respectively.

Below is a summary of SARs activity during the fiscal year ended December 28, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2014	1,570,048	$15.50
Granted	845,043	$4.33
Forfeited	(1,192,518)	$12.66
Outstanding at December 28, 2015	1,222,573	$10.55	8.4	$65
Exercisable at December 28, 2015	466,217	$15.64	7.2	$-

The aggregate intrinsic value of SARs exercised during fiscal year 2013 was $3 thousand for which 97 shares were issued. No SARs were exercised during fiscal years 2015 and 2014.

Restricted Stock

Restricted stock, which converts one for one at the end of the vesting period, has been granted to certain employees and independent directors. Restricted stock generally vests from one to five years from the date of grant.

The following table summarizes restricted stock activity for the fiscal year ended December 28, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 29, 2014	509,842	$12.41
Granted	312,022	$4.05
Vested	(134,377)	$7.84
Forfeited	(282,539)	$11.75
Nonvested at December 28, 2015	404,948	$6.42

The aggregate fair value of restricted stock that vested during the fiscal years 2015, 2014 and 2013 was $1.1 million, $629 thousand and $210 thousand, respectively. The weighted average grant date fair value of restricted stock granted in fiscal years 2015, 2014 and 2013 was $4.05, $12.54 and $12.55, respectively.

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

The following table summarizes the activity of the common unit grants for the fiscal year ended December 28, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 29, 2014	15,885	$1.59
Vested	(2,647)	$1.59
Forfeited	(13,238)	$1.59
Unvested at December 28, 2015	-

Since the former parent company’s membership interest had no active market, we estimated the fair value of each common unit for units granted on the date of grant based on a variety of considerations and assumptions, including but not limited to a third-party valuation, which utilized the market and income approaches with an appropriate discount factor for the common unit’s lack of marketability. No units were granted in fiscal years 2015, 2014 or 2013. The aggregate intrinsic value of common units that vested was approximately $21 thousand, $1.5 million and $2 thousand during fiscal years 2015, 2014 and 2013, respectively. The intrinsic value amount for 2015, 2014 and 2013 is based on the stock price of our common shares at the time of vesting.

Note 12—Related Party Transaction

Under an eighteen month contract which ended September 30, 2015, we received certain creative marketing-related services, including print design, digital branding, and food photography from Norton Creative LLC (“Norton”). We also engaged Norton for television direction and production services, which were not covered in the scope of the original agreement. On September 12, 2015, our then President and CEO married the majority owner and CEO of Norton. Prior to becoming a related party, Norton provided services in the amount of $2.2 million during fiscal year 2015, of which $162 thousand related to discontinued operations. Amounts billed to us for services provided by Norton after becoming a related party, which were reviewed and approved by the Audit Committee, totaled $341 thousand for fiscal year 2015. As of December 28, 2015, we no longer use Norton for creative marketing services.

Note 13—Supplemental Disclosure of Cash Flow Information

The following table sets forth certain cash and non-cash activities from continuing operations, as follows (in thousands):

	2015	2014	2013
Cash paid for interest, net of capitalized interest	$13,031	$7,360	$4,333
Cash paid (refunded) for income taxes	$(445)	$1,581	$1,522
Supplemental noncash investing and financing activities
Increase (decrease) in unpaid liabilities for property and equipment	$3,911	$(358)	$(204)

Note 14—Segment Information

All of our restaurants compete in the full-service casual dining industry. Our brands also possess similar production methods, distribution methods, and economic characteristics, resulting in similar long-term expected financial performance characteristics. We believe reporting information about each of our brands is useful to readers of our financial statements and is consistent with how management evaluates brand performance. We also believe that providing this additional financial information for each of our brands provides a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs, asset impairments and closures, and loss on disposal of assets. Unallocated corporate expenses, capital expenditures, property and equipment, and other intangible assets are presented below as reconciling items to the amounts presented in the consolidated financial statements.

The following tables present information about our reportable segments for the respective periods (in thousands):

	Fiscal Year
	2015	2014	2013
Revenues
Joe's Crab Shack	$414,335	$432,969	$447,771
Brick House Tavern + Tap	77,709	70,539	51,380
	$492,044	$503,508	$499,151

Income (loss) from operations
Joe's Crab Shack	$9,539	$21,458	$45,635
Brick House Tavern + Tap	5,541	3,828	1,197
Corporate	(23,446)	(30,023)	(35,781)
	$(8,366)	$(4,737)	$11,051

Depreciation and amortization
Joe's Crab Shack	$20,304	$18,654	$16,970
Brick House Tavern + Tap	4,483	4,190	3,403
Corporate	1,044	1,057	1,042
	$25,831	$23,901	$21,415

Capital expenditures
Joe's Crab Shack	$7,804	$19,390	$37,341
Brick House Tavern + Tap	7,916	5,502	11,069
Corporate	913	967	1,408
	$16,633	$25,859	$49,818

	December 28, 2015	December 29, 2014
Property and equipment, net
Joe's Crab Shack	$122,450	$149,105
Brick House Tavern + Tap	51,351	40,715
Corporate	2,506	3,122
	$176,307	$192,942

Intangible assets, net
Joe's Crab Shack	$3,559	$3,981
Brick House Tavern + Tap	1,913	1,946
Corporate	10	13
	$5,482	$5,940

Note 15—Quarterly Financial Information (Unaudited)

The following table summarizes unaudited quarterly data for 2015 and 2014 (in thousands, except per share data):

	Fiscal Year 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$122,219	$143,170	$133,357	$93,298
Income (loss) from continuing operations(1)	$(3,196)	$1,731	$(4,288)	$(19,096)
Income (loss) from continuing operations per share
Basic and diluted	$(0.12)	$0.07	$(0.17)	$(0.74)

	Fiscal Year 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$123,095	$143,283	$139,272	$97,858
Income (loss) from continuing operations(2)	$145	$2,334	$(2,374)	$(33,487)
Income (loss) from continuing operations per share
Basic and diluted	$0.01	$0.09	$(0.09)	$(1.30)

________________________

(1)

Full year 2015 loss from continuing operations includes $2.0 million of costs related to conversions, remodels and closures ($0.1 million in the first quarter, $1.6 million in the third quarter and a $0.3 million in the fourth quarter); $1.0 million in debt issuance cost and debt discount write-offs (in the fourth quarter); $9.4 million in asset impairment ($3.9 million in the third quarter and $5.5 million in the fourth quarter); $0.4 million in loss on insurance settlements (in the third quarter); and $12.8 million in deferred tax asset valuation allowance ($2.1 million in the first quarter, $0.6 million in the second quarter, $2.6 million in the third quarter and $7.5 million in the fourth quarter).

(2)

Full year 2014 loss from continuing operations includes $0.1 million of costs related to conversions, remodels and closures (in the third quarter); $2.2 million in debt issuance cost write-offs (in the third quarter); $1.8 million in asset impairment in the third quarter; $0.5 million in transaction costs related to debt refinancing and other strategic initiatives ($0.1 million in the second quarter and $0.4 million in the third quarter); and $25.6 million in deferred tax asset valuation allowance (in the fourth quarter).

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 28, 2015, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2015.

Management’s Report on Internal Control over Financial Reporting and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 28, 2015.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item9B.	OTHER INFORMATION.

None.

PART III

Item10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will appear in and is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2016.

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

Item11.	EXECUTIVE COMPENSATION.

The information required by this item will appear in and is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders.

Item12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will appear in and is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders.

Item13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will appear in and is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders.

Item14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

Filed as Exhibit 2.1 of registrant’s Current Report on Form 8-K as filed with the Commission on February 7, 2013 and incorporated herein by reference.
2.2	First Amendment to the Purchase Agreement, dated as of April 8, 2013, by and between Ignite Restaurant Group, Inc. and Restaurant Holdings LLC—Series A (on behalf of the Sellers).	Filed as Exhibit 2.1 of registrant’s Current Report on Form 8-K as filed with the Commission on April 11, 2013 and incorporated herein by reference.
2.3	Equity Purchase Agreement, dated as of March 7, 2015, by and among Ignite Restaurant Group, Inc., Mac Parent LLC, Redrock Partners, LLC, and Rimrock Partners LLC	Filed as Exhibit 2.1 of registrant’s Current Report on Form 8-K as filed with the Commission on March 10, 2015 and incorporated herein by reference.
2.4	Letter Agreement, dated April 10, 2015, by and among Ignite Restaurant Group, Inc., Mac Parent LLC, Redrock Partners, LLC, and Rimrock Partners LLC	Filed as Exhibit 2.2 of registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2015 and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of Ignite Restaurant Group, Inc.	Filed as Exhibit 3.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended June 18, 2012 as filed with the Commission on October 30, 2012 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Ignite Restaurant Group, Inc.	Filed as Exhibit 3.2 of registrant’s Quarterly Report on Form 10-Q for the quarter ended June 18, 2012 as filed with the Commission on October 30, 2012 and incorporated herein by reference.
4.1	Specimen Common Stock Certificate.	Filed as Exhibit 4.1 of registrant’s Amendment No. 4 to Form S-1 (No. 333-175878) as filed with the Commission on April 24, 2012 and incorporated herein by reference.
10.1*	Ignite Restaurant Group, Inc. 2012 Omnibus Incentive Plan.	Filed as Appendix A of registrant’s Definitive Proxy Statement as filed with the Commission on July 8, 2013 and incorporated herein by reference.
10.2*	Amendment No. 1 to Ignite Restaurant Group, Inc. 2012 Omnibus Incentive Plan.	Filed as Exhibit 10.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2013 as filed with the Commission on August 12, 2013 and incorporated herein by reference.
10.3*	Form of JCS Holdings, LLC Unit Grant Agreement	Filed as Exhibit 10.4 of registrant’s Amendment No. 4 to Form S-1 (No. 333-175878) as filed with the Commission on April 24, 2012 and incorporated herein by reference.
10.4*	Form of Restricted Stock Agreement	Filed as Exhibit 10.1 of registrant’s Current Report on Form 8-K filed with the Commission on December 10, 2013 and incorporated herein by reference.
10.5	Third Amended and Restated Limited Liability Company Operating Agreement of JCS Holdings, LLC.	Filed as Exhibit 10.5 of registrant’s Amendment No. 4 to Form S-1 (No. 333-175878) as filed with the Commission on April 24, 2012 and incorporated herein by reference.

Exhibit No.	Description
10.6	First Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of JCS Holdings, LLC.	Filed as Exhibit 10.10 of registrant’s Amendment No. 7 to Form S-1 (No. 333-175878) as filed with the Commission on May 8, 2012 and incorporated herein by reference.
10.7	Management Agreement, by and between J.H. Whitney Capital Partners, LLC, JCS Holdings, LLC, Ignite Restaurant Group, Inc. and certain of its subsidiaries party thereto.	Filed as Exhibit 10.6 of registrant’s Amendment No. 4 to Form S-1 (No. 333-175878) as filed with the Commission on April 24, 2012 and incorporated herein by reference.
10.8*	Form of Directors and Officers Indemnification Agreement.	Filed as Exhibit 10.12 of registrant’s Amendment No. 7 to Form S-1 (No. 333-175878) as filed with the Commission on May 8, 2012 and incorporated herein by reference.
10.9	Registration Rights Agreement, dated as of May 16, 2012, by and among Ignite Restaurant Group, Inc. and J.H. Whitney VI, L.P. and the stockholders set forth in Schedule I attached thereto.	Filed as Exhibit 10.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended June 18, 2012 as filed with the Commission on October 30, 2012 and incorporated herein by reference.
10.10

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
10.11

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
10.12

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
10.13

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

Exhibit No.	Description
10.14*	Separation and Release Agreement, dated as of April 1, 2013, by and among Ignite Restaurant Group, Inc. and Kevin T. Cottingim.	Filed as Exhibit 10.2 of registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2013 as filed with the Commission on May 7, 2013 and incorporated herein by reference.
10.15*	Offer Letter, effective as of February 28, 2013, between Ignite Restaurant Group, Inc. and David Catalano.	Filed as Exhibit 10.3 of registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2013 as filed with the Commission on May 7, 2013 and incorporated herein by reference.
10.16*	Separation and Release Agreement, dated as of January 27, 2014, by and among Ignite Restaurant Group, Inc. and James W. Kuhn.	Filed as Exhibit 10.18 of registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Commission on March 5, 2014 and incorporated herein by reference.
10.17*	Employment Agreement dated April 17, 2015 by and between Ignite Restaurant Group, Inc. and Brad A. Leist.	Filed as Exhibit 10.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2015 as filed with the Commission on May 4, 2015 and incorporated herein by reference.
10.18*	Separation and Release Agreement dated April 17, 2015 by and between Ignite Restaurant Group, Inc. and Michael J. Dixon.	Filed as Exhibit 10.2 of registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2015 as filed with the Commission on May 4, 2015 and incorporated herein by reference.
10.19*	Separation and Release Agreement dated April 17, 2015 by and between Ignite Restaurant Group, Inc. and James F. Mazany.	Filed as Exhibit 10.3 of registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2015 as filed with the Commission on May 4, 2015 and incorporated herein by reference.
10.20*	Separation Agreement and General Release dated December 1, 2015.	Filed as Exhibit 10.1 of registrant’s Current Report on Form 8-K as filed with the Commission on December 4, 2015 and incorporated herein by reference.
10.21*	Offer Letter, effective as of August 31, 2015, by and between Ignite Restaurant, Group, Inc. and Ellen Clarry.	Filed herewith.
10.22*	Offer Letter, effective as of November 17, 2015, by and between Ignite Restaurant Group, Inc. and Robert S. Merritt.	Filed herewith.
10.23	Waiver and Consent Agreement dated December 11, 2015.	Filed as Exhibit 10.2 of registrant’s Current Report on Form 8-K as filed with the Commission on December 11, 2015 and incorporated herein by reference.
10.24*	Amendment to Offer Letter of Robert S. Merritt dated March 2, 2016.	Filed herewith.
14.1	Code of Ethics	Filed herewith.
21.1	List of Subsidiaries of Ignite Restaurant Group, Inc.	Filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.
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

IGNITE RESTAURANT GROUP, INC.

March 3, 2016	By:	/s/ Robert S. Merritt
		Name:	Robert S. Merritt
		Title:	Chief Executive Officer (Principal Executive Officer)

March 3, 2016	By:	/s/ Brad A. Leist
		Name:	Brad A. Leist
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2016.

/s/ Paul R. Vigano	Chairman of the Board
Paul R. Vigano

/s/ Robert S. Merritt	Chief Executive Officer and Director
Robert S. Merritt

/s/ Ann Iverson	Director
Ann Iverson

/s/ Shauna R. King	Director
Shauna R. King

/s/ Tamara Polewik	Director
Tamara Polewik

/s/ Joseph Stein	Director
Joseph Stein