Form 10-Q
period 2016-03-28
Ignite Restaurant Group, Inc.
filed 2016-05-04
CIK 1526796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes: ☐ No: ☒

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 30, 2016 was 26,160,695.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	March 28, 2016	December 28, 2015

ASSETS
Current assets
Cash and cash equivalents	$7,477	$7,817
Accounts receivable	3,146	3,385
Inventories	5,921	5,272
Other current assets	4,505	4,677
Total current assets	21,049	21,151

Property and equipment, net	171,785	176,307
Intangible assets, net	5,037	5,482
Other assets	2,303	2,242
Total assets	$200,174	$205,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,632	$18,406
Accrued liabilities	30,304	31,532
Current portion of debt obligations	1,621	1,621
Total current liabilities	47,557	51,559

Long-term debt obligations	123,043	123,112
Deferred rent	20,502	20,193
Other long-term liabilities	3,672	3,705
Total liabilities	194,774	198,569

Commitments and contingencies (Note 5)

Stockholders' equity
Preferred stock, $0.01 par value per share, 100,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 500,000 shares authorized; 26,163 and 26,180 shares issued and outstanding, respectively	258	258
Additional paid-in capital	93,034	92,621
Accumulated deficit	(87,892)	(86,266)
Total stockholders' equity	5,400	6,613
Total liabilities and stockholders' equity	$200,174	$205,182

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 28, 2016	March 30, 2015

Revenues	$117,899	$122,219
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	37,166	38,601
Labor expenses	35,922	34,817
Occupancy expenses	9,906	10,222
Other operating expenses	19,663	22,099
General and administrative	6,550	8,395
Depreciation and amortization	6,026	6,229
Pre-opening costs	881	468
Asset impairments and closures	193	30
Loss on disposal of assets	101	158
Total costs and expenses	116,408	121,019
Income from operations	1,491	1,200
Interest expense, net	(3,020)	(3,876)
Loss on insurance settlements	(8)	-
Loss from continuing operations before income taxes	(1,537)	(2,676)
Income tax expense	89	520
Loss from continuing operations	(1,626)	(3,196)
Loss from discontinued operations (net of tax expense of $366 for the thirteen weeks ended March 30, 2015)	-	(19,039)
Net loss	$(1,626)	$(22,235)

Basic and diluted net loss per share data:
Net loss per share
Basic and diluted
Loss from continuing operations	$(0.06)	$(0.12)
Loss from discontinued operations	$-	$(0.74)
Net loss	$(0.06)	$(0.87)

Weighted average shares outstanding
Basic and diluted	25,776	25,674

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 28, 2016	March 30, 2015
Cash flows from operating activities
Net loss	$(1,626)	$(22,235)
Loss from discontinued operations, net of tax	-	19,039
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,026	6,229
Amortization of debt issuance costs	237	265
Amortization of debt discount	101	119
Stock-based compensation	413	863
Deferred income tax	(61)	(498)
Non-cash loss on disposal of assets	76	130
Decrease (increase) in operating assets:
Accounts receivable	236	(1,270)
Inventories	(649)	(639)
Other operating assets	176	(398)
Increase in operating liabilities:
Accounts payable and accrued liabilities	926	7,013
Other operating liabilities	271	1,865
Net cash provided by operating activities - continuing operations	6,126	10,483
Net cash provided by operating activities - discontinued operations	-	3,177
Net cash provided by operating activities	6,126	13,660
Cash flows from investing activities
Purchases of property and equipment	(6,496)	(5,698)
Proceeds from disposal of assets	349	31
Net cash used in investing activities - continuing operations	(6,147)	(5,667)
Net cash provided by investing activities - discontinued operations	-	4,639
Net cash used in investing activities	(6,147)	(1,028)
Cash flows from financing activities
Borrowings on revolving credit facility	6,200	-
Payments on revolving credit facility	(6,200)	-
Payments on long-term debt	(319)	(407)
Net cash used in financing activities	(319)	(407)
Net increase (decrease) in cash and cash equivalents	(340)	12,225
Change in cash and cash equivalents - discontinued operations	-	(689)
Cash and cash equivalents at beginning of period	7,817	20,564
Cash and cash equivalents at end of period	$7,477	$32,100

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

As of March 28, 2016, Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) operated two full service, casual dining restaurant brands under the names Joe’s Crab Shack (“Joe’s”) and Brick House Tavern + Tap (“Brick House”). As of March 28, 2016, we operated 130 Joe’s restaurants and 26 Brick House restaurants in 33 states within the United States and franchised one Joe’s restaurant in Dubai, U.A.E.

J.H. Whitney VI, L.P., an affiliate of J.H. Whitney Capital Partners, LLC, currently owns approximately 66.4% of our total outstanding common stock.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X, and hence, the financial statements do not contain certain information included in our annual financial statements and notes thereto. We have made adjustments consisting of normal recurring adjustments that are, in our opinion, necessary for a fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2016. The December 28, 2015 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ignite and its wholly-owned subsidiaries as of March 28, 2016. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on the Monday nearest to December 31 of each year. Our quarterly accounting periods are comprised of four equal 13-week periods, except for 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks. Fiscal year 2015 is a 52-week year, while fiscal year 2016 is a 53-week year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued a converged standard on revenue recognition, Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. Its disclosure guidance requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations; significant judgments and changes in judgments; and assets recognized from the costs to obtain or fulfill a contract. This ASU’s effective date has been deferred by the issuance of ASU No. 2015-14, and is effective for us for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, but not before the original effective date of December 15, 2016. This ASU permits the use of either the retrospective or cumulative effect transition method. We are in the process of selecting a transition method and are evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to simplify the presentation of debt issuance costs in the balance sheet. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note, and that amortization of debt issuance costs also shall be reported as interest expense. The ASU does not affect the current guidance on the recognition and measurement of debt issuance costs. The update is effective for us in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods presented. Our adoption of this ASU effective December 29, 2015 did not have a significant impact on our consolidated financial statements. We reclassified $2.2 million of debt issuance costs related to our term loan from other assets to reduce the carrying value of our debt obligations as of December 28, 2015 to conform to current year financial statement presentation. The debt issuance costs balance related to our revolving credit facility will continue to be classified in other assets in our consolidated balance sheets.

In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to amend SEC paragraphs in Subtopic 835-30 pursuant to SEC Staff announcement at the Emerging Issues Task Force meeting on June 18, 2015. The ASU addresses presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements, which were not addressed in ASU No. 2015-03. Given the absence of authoritative guidance within ASU No 2015-03 for debt issuance costs related to line-of credit arrangements, the SEC Staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The effective date and transition guidance of this ASU is in conjunction with the effective date and transition guidance of ASU No. 2015-03. Our adoption of this ASU effective December 29, 2015 did not have a significant impact on our consolidated financial statements.

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

Note 2 — Selected Balance Sheet Accounts

The components of other current assets are as follows (in thousands):

	March 28, 2016	December 28, 2015
Prepaid insurance	$1,480	$1,663
Prepaid taxes	787	1,194
Prepaid licenses and fees	771	742
Prepaid advertising	641	135
Other	826	943
	$4,505	$4,677

The components of accrued liabilities are as follows (in thousands):

	March 28, 2016	December 28, 2015
Payroll and related costs	$9,397	$8,084
Insurance	6,928	7,158
Deferred gift card revenue	3,043	3,833
Interest	2,638	2,664
Sales and alcohol taxes	2,531	1,652
Property taxes	1,668	3,476
Utilities	1,396	1,466
Occupancy	967	936
Other	1,736	2,263
	$30,304	$31,532

Note 3 — Debt Obligations

Debt obligations consisted of the following (in thousands):

	March 28, 2016	December 28, 2015
Term loan, due February 2019	$128,026	$128,350
Less unamortized debt discount	(1,327)	(1,428)
Less debt issuance costs - term loan	(2,035)	(2,189)
Total debt, net of debt discount and issuance costs	124,664	124,733
Less current portion	(1,621)	(1,621)
Long-term debt obligations	$123,043	$123,112

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

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan was 8.0% as of March 28, 2016. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

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

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of March 28, 2016.

 As of March 28, 2016, we had outstanding letters of credit of approximately $4.1 million and available borrowing capacity of approximately $25.9 million under the 2014 Revolving Credit Facility.

The carrying value of our long-term debt approximates fair value. The estimate of the fair value of our debt is based on observable market information from a third party pricing source, which is classified as a level 2 input within the fair value hierarchy.

Note 4 — Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, while diluted net loss per share is computed using the weighted average number of common shares outstanding plus all potentially dilutive common share equivalents outstanding during the period. The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted net loss per share (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 28, 2016	March 30, 2015
Denominator:
Basic weighted average shares outstanding	25,776	25,674
Effect of dilutive securities	-	-
Diluted weighted average shares outstanding	25,776	25,674

For the thirteen weeks ended March 28, 2016, we excluded 880 thousand stock appreciation rights (“SARs”) and 388 thousand shares of restricted stock from the calculation of net loss per share, and for the thirteen weeks ended March 30, 2015, we excluded 1.5 million SARs and 473 thousand shares of restricted stock from the calculation of net loss per share because the effect was anti-dilutive due to the net loss during the respective periods.

Note 5 — Commitments and Contingencies

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

Note 6 — Income Taxes

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

Income taxes for the thirteen weeks ended March 28, 2016 and March 30, 2015 were estimated using the discrete method, which is based on actual year-to-date loss before income taxes and estimated tax credits generated primarily related to FICA and Medicare taxes paid on employee tip income. We believe that this method yields a more reliable income tax calculation for the interim periods. The estimated annual effective tax rate method was not reasonable due to its sensitivity to small changes in forecasted annual loss before income taxes, which would result in significant variations in the customary relationship between income tax expense and loss before income taxes for interim periods.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of our credit carryforwards which begin to expire in 2031. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. According to ASC Topic No. 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Therefore, during the thirteen weeks ended March 28, 2016 and March 30, 2015, we recorded a valuation allowance of $0.5 million and $2.1 million for continuing operations against our deferred tax assets, respectively. We excluded the deferred tax liabilities related to certain indefinite-lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as an addition to our income tax expense in our consolidated statement of operations. If we are able to generate sufficient taxable income in the future and it becomes more likely than not that we will be able to fully utilize the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease if the valuation allowance is reversed.

 Note 7 — Segment Information

All of our restaurants compete in the full-service casual dining industry. We manage our restaurant brands, Joe’s and Brick House, as operating segments. We believe reporting information about each of our brands would be useful to readers of our financial statements and is consistent with how management evaluates brand performance. We also believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs, asset impairments and closures, and loss on disposal of assets. Unallocated corporate expenses, capital expenditures, property and equipment, and intangible assets are presented below as reconciling items to the amounts presented in the condensed consolidated financial statements.

The following tables present information about our reportable segments for the respective periods (in thousands).

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 28, 2016	March 30, 2015
Revenues
Joe's Crab Shack	$96,229	$103,109
Brick House Tavern + Tap	21,670	19,110
	$117,899	$122,219

Income (loss) from operations
Joe's Crab Shack	$5,455	$6,507
Brick House Tavern + Tap	786	1,221
Corporate	(4,750)	(6,528)
	$1,491	$1,200

Depreciation and amortization
Joe's Crab Shack	$4,505	$4,860
Brick House Tavern + Tap	1,241	1,082
Corporate	280	287
	$6,026	$6,229

Capital expenditures
Joe's Crab Shack	$925	$1,011
Brick House Tavern + Tap	5,292	4,471
Corporate	279	216
	$6,496	$5,698

	March 28, 2016	December 28, 2015
Property and equipment, net
Joe's Crab Shack	$118,869	$122,450
Brick House Tavern + Tap	50,245	51,351
Corporate	2,671	2,506
	$171,785	$176,307

Intangible assets, net
Joe's Crab Shack	$3,123	$3,559
Brick House Tavern + Tap	1,905	1,913
Corporate	9	10
	$5,037	$5,482

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations with the consolidated financial statements and related notes included elsewhere herein. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward-Looking Statements” in our most recent Annual Report on Form 10-K for the fiscal year ended December 28, 2015. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends on the Monday nearest to December 31 of each year. Our quarterly accounting periods are comprised of 13 weeks, except for 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks. Fiscal years 2015 is a 52-week year, while fiscal year 2016 is a 53-week year.

Overview

As of March 28, 2016, Ignite Restaurant Group, Inc. operated two restaurant brands in the casual dining segment, Joe’s Crab Shack (“Joe’s”) and Brick House Tavern + Tap (“Brick House”). Both of our restaurant brands offer a variety of high-quality food in a distinctive, casual, high-energy atmosphere. Joe’s and Brick House operate in a diverse set of markets across the United States. As of March 28, 2016, we operated 130 Joe’s restaurants and 26 Brick House restaurants in 33 states and franchised one Joe’s restaurant in Dubai, U.A.E.

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

During the thirteen weeks ended March 28, 2016, we opened three Brick House restaurants, all of which were conversions from Joe’s restaurants.

Outlook

Our near term business strategy focuses on two primary elements: increasing comparable restaurant sales and operating margins at Joe’s and Brick House. We have continued to experience sales declines at Joe’s with comparable restaurant sales decreasing 1.3% during the first quarter of 2016. In order to reverse these negative trends, we have initiated a renewed focus to improve operational and menu execution in order to enhance the food quality and overall dining experience for the guest. We also initiated new weekday value promotions including all-you-can-eat crab on Wednesdays that have positively impacted both sales and guest traffic. We will continue to evaluate our menu offerings and look for other weekday value offerings that could increase sales and traffic. Even though sales are down, reductions in advertising and general and administrative expenses have both contributed to us maintaining consistent operating margins at Joe’s despite increases in labor costs. We are also pursuing strategic alternatives for underperforming restaurants.

Brick House has also been experiencing declines in operating performance. During the first quarter of 2016, the comparable restaurant sales of Brick House decreased 4.5%. We are continuing to evaluate our menu to ensure we are offering compelling menu items that are consistent with the expectations of our guests. Despite the decline in comparable restaurant sales, income from operations at Brick House was consistent with the prior year excluding pre-opening expenses for new restaurant openings.

If our initiatives do not improve the operating performance at Joe’s or Brick House and more specifically at certain underperforming restaurants, we may have to recognize additional asset impairments or closure-related expenses and increase our valuation allowance during 2016 against some or all of our deferred tax assets.

Results of Operations

The following table presents the condensed consolidated statements of operations for the thirteen weeks ended March 28, 2016 and March 30, 2015, expressed as a percentage of revenue.

	Thirteen Weeks Ended
	March 28, 2016	March 30, 2015

Revenues	100.0%	100.0%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	31.5	31.6
Labor expenses	30.5	28.5
Occupancy expenses	8.4	8.4
Other operating expenses	16.7	18.1
General and administrative	5.6	6.9
Depreciation and amortization	5.1	5.1
Pre-opening costs	0.7	0.4
Asset impairments and closures	0.2	0.0
Loss on disposal of assets	0.1	0.1

Total costs and expenses	98.7	99.0

Income from operations	1.3	1.0
Interest expense, net	(2.6)	(3.2)
Loss on insurance settlements	(0.0)	-

Loss from continuing operations before income taxes	(1.3)	(2.2)
Income tax expense	0.1	0.4
Loss from continuing operations	(1.4)	(2.6)
Loss from discontinued operations, net	-	(15.6)

Net loss	(1.4)%	(18.2)%

*	The percentages reflected are subject to rounding adjustments. They may not foot due to rounding.

The following table sets forth additional operating information for the periods indicated that we use in assessing our performance:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 28, 2016	March 30, 2015(1)
	(dollars in thousands)
Selected Other Data:
Number of restaurants open (end of period):
Joe's Crab Shack	130	138
Brick House Tavern + Tap	26	23
Total restaurants - continuing operations	156	161

Restaurant operating weeks
Joe's Crab Shack	1,690	1,805
Brick House Tavern + Tap	321	279

Average weekly sales
Joe's Crab Shack	$57	$57
Brick House Tavern + Tap	$67	$68

Change in comparable restaurant sales
Joe's Crab Shack	(1.3%)	(3.8%)
Brick House Tavern + Tap	(4.5%)	5.4%

Income (loss) from operations
Joe's Crab Shack	$5,455	$6,507
Brick House Tavern + Tap	$786	1,221
Corporate	$(4,750)	(6,528)
Total - continuing operations	$1,491	$1,200

Adjusted loss from continuing operations(2)	$(1,050)	$(1,040)

(1)	Includes only results of Joe’s and Brick House due to the reclassification of Macaroni Grill’s operations to discontinued operations.
(2)

A reconciliation and discussion of this non-GAAP financial measure is included below under “Non-GAAP Financial Measures.” This measure should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

 Thirteen Weeks Ended March 28, 2016 Compared to Thirteen Weeks Ended March 30, 2015

Revenues

Revenues were $117.9 million during the thirteen weeks ended March 28, 2016, a decrease of $4.3 million, or 3.5%, compared to revenues of $122.2 million during the thirteen weeks ended March 30, 2015. The decrease was primarily caused by a decrease in comparable restaurant sales for Joe’s and Brick House, and a net decrease in operating weeks due to the closure of nine Joe’s restaurants in fiscal year 2015.

Revenues at Joe’s decreased 6.7% to $96.2 million in the first quarter of 2016 versus $103.1 million in the first quarter of 2015. This decrease was primarily due to a 1.3% decrease in comparable restaurant sales and restaurant closures during the prior year. The comparable restaurant sales decrease was comprised of a 1.1% decrease in traffic and a 2.0% decrease in mix, partially offset by a 1.8% increase in pricing.

Brick House revenues increased 13.4% to $21.7 million in the first quarter of 2016 versus $19.1 million in the first quarter of 2015 due to three new restaurant openings since the first quarter of 2015, partially offset by a 4.5% decrease in comparable restaurant sales. The comparable restaurant sales decrease was comprised of a 5.3% decrease from traffic and mix, partially offset by a 0.8% increase in pricing.

Cost of Sales

Cost of sales decreased by $1.4 million, or 3.7%, to $37.2 million in the first quarter of 2016 versus $38.6 million in the comparable period of 2015. As a percent of revenue, cost of sales decreased to 31.5% from 31.6% in the prior year.

Labor Expenses

Labor expenses increased by $1.1 million, or 3.2%, to $35.9 million in the current year first quarter versus $34.8 million in the comparable period last year. The increase was primarily due to the opening of additional Brick House restaurants. Labor expenses, as a percent of revenue, increased to 30.5% from 28.5% due to labor inefficiencies incurred related to the three Brick House restaurants opened during the first quarter of 2016, as well as the impact of increased labor expenses at the no-tipping restaurants in Joe’s.

Occupancy Expenses

Occupancy expenses decreased by $316 thousand, or 3.1%, to $9.9 million in the current year first quarter versus $10.2 million in the comparable period last year. The decrease was primarily due to the decrease in operating weeks. As a percent of revenue, occupancy expenses were 8.4% for both periods.

Other Operating Expenses

Other operating expenses decreased by $2.4 million, or 11.0%, to $19.7 million in the current year first quarter compared to $22.1 million in the comparable prior year period. This decrease was primarily due to a decrease of $1.9 million in advertising expense and lower insurance and utilities expenses. These decreases were offset partially by increased operating supplies and repairs and maintenance expenses. As a percent of revenue, other operating expenses decreased to 16.7% from 18.1% primarily due to lower advertising expense.

General and Administrative

General and administrative expense decreased by $1.8 million, or 22.0%, to $6.6 million in the first quarter of 2016 versus $8.4 million in the first quarter of 2015, which was primarily due to personnel reductions in connection with the closing of the sale of Macaroni Grill in the second quarter of 2015, and a reduction in professional fees. As a percent of revenue, general and administrative expenses decreased to 5.6% from 6.9%.

Depreciation and Amortization

Depreciation and amortization expense decreased by $203 thousand, or 3.3%, to $6.0 million in the current year first quarter compared to $6.2 million in the prior year. This decrease is mainly due to restaurant closures. As a percent of revenue, depreciation and amortization were 5.1% for both periods.

Pre-Opening Costs

Pre-opening costs increased to $881 thousand in the first quarter of 2016 from $468 thousand in the comparable prior year period. We opened three new restaurants in the current year first quarter compared to two restaurants opened in the comparable period last year.

Income from Operations

As a result of the foregoing, consolidated income from operations increased by $291 thousand, or 24.3%, to $1.5 million in the current 13-week period compared to $1.2 million in the 13-week period of the prior year.

Income from operations for the Joe’s brand decreased by $1.1 million, or 16.2%, to $5.5 million in the current 13-week period from $6.5 million in the prior year 13-week period. As a percent of revenue, Joe’s income from operations was 5.7% for the current quarter compared to 6.3% in the prior year. This decrease was primarily attributable to higher labor expenses at the no-tipping restaurants, partially offset by lower advertising expense.

Income from operations for Brick House was $0.8 million in the current quarter compared to $1.2 million in the prior year quarter. As a percent of revenue, Brick House income from operations decreased to 3.6% from 6.4%. Excluding the impact of pre-opening costs, Brick House income from operations decreased to 7.7% from 8.8% primarily due to higher labor expenses.

Interest Expense, Net

Interest expense, net decreased by $856 thousand, or 22.1%, to $3.0 million during the current quarter from $3.9 million during the prior year quarter primarily due to a lower average debt balance after the $35.0 million voluntary prepayment in December 2015.

Income Tax Expense

Income tax expense decreased by $431 thousand to $89 thousand during the current quarter from $520 thousand during the prior year quarter primarily due to an increase of $0.5 million in the valuation allowance in the current quarter compared to an increase of $2.1 million in the valuation allowance in the prior year quarter. This decrease was partially offset by a $720 thousand increase in tax benefit shortfalls related to vested stock-based compensation awards that were forfeited by terminated employees.

Discontinued Operations, net

Loss from discontinued operations was $0 for the thirteen weeks ended March 28, 2016 compared to $19.0 million for the thirteen weeks ended March 30, 2015. In April 2015, we completed the sale of Macaroni Grill. We recorded a $22.4 million impairment charge during the first quarter of 2015 to write down the net assets of Macaroni Grill to their estimated fair value less cost to sell. During the first quarter of 2015, we also recorded a net gain of $2.1 million on the sale of certain assets of Macaroni Grill and a $1.0 million gain on insurance settlements.

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

We have experienced declines in comparable restaurant sales and income from operations at Joe’s and Brick House. If we continue experiencing declines in our operating results, we may be unable to remain in compliance with our financial covenants. However, we can manage and supplement our liquidity position by closing or selling underperforming restaurants, postponing restaurant development, cutting discretionary capital expenditure spending, and divesting non-core assets. We may also decide to raise additional funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance, however, that any of these financing options would be available on favorable terms, if at all.

We believe that these sources of liquidity and capital will be sufficient to finance our continued operations for at least the next twelve months.

The following table shows summary cash flows information for the thirteen weeks ended March 28, 2016 and March 30, 2015 (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 28, 2016	March 30, 2015
Net cash provided by (used in):
Operating activities
Continuing operations	$6,126	$10,483
Discontinued operations	-	3,177
Investing activities
Continuing operations	(6,147)	(5,667)
Discontinued operations	-	4,639
Financing activities	(319)	(407)
Net increase (decrease) in cash and cash equivalents	(340)	12,225
Increase in cash and cash equivalents - discontinued operations	-	(689)
Net increase (decrease) in cash and cash equivalents - continuing operations	$(340)	$11,536

Operating Activities

Net cash provided by operating activities – continuing operations was $6.1 million for the thirteen weeks ended March 28, 2016 and $10.5 million for the thirteen weeks ended March 30, 2015. The $4.4 million decrease from the prior year period is primarily due lower sales and changes in working capital, partially offset by lower general and administrative expenses and interest payments.

Investing Activities

Net cash used in investing activities – continuing operations increased by $480 thousand to $6.1 million for the thirteen weeks ended March 28, 2016 compared to $5.7 million for the thirteen weeks ended March 30, 2015 mainly due to the increase in capital expenditures from prior year, partially offset by proceeds from the sale of two liquor licenses in the current quarter. Capital expenditures increased primarily due to the timing of new restaurant openings.

We estimate that total capital expenditures for fiscal year 2016 will be approximately $15.0 million to $20.0 million.

Financing Activities

Net cash used in financing activities was $319 thousand for the thirteen weeks ended March 28, 2016 compared to $407 thousand for the thirteen weeks ended March 30, 2015 due to scheduled quarterly payments on the term loan.

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

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan was 8.0% as of March 28, 2016. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

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

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of March 28, 2016.

As of March 28, 2016, we had outstanding letters of credit of approximately $4.1 million and available borrowing capacity of approximately $25.9 million under the 2014 Revolving Credit Facility.

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

Adjusted loss from continuing operations and adjusted loss from continuing operations per share

We calculate adjusted income from continuing operations by eliminating from loss from continuing operations the impact of items we do not consider indicative of our ongoing operations. Specifically, we believe that these non-GAAP measures provide greater comparability and enhanced visibility into our results of operations, excluding the impact of special charges and certain other expenses. Adjusted loss from continuing operations represents loss from continuing operations less items such as (a) costs related to conversions, remodels and closures, (b) loss on insurance settlements, (c) the income tax effect of the above described adjustment, and (d) the deferred tax asset valuation allowance. We believe these measures provide additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to these adjustments.

A reconciliation of loss from continuing operations to adjusted loss from continuing operations is as follows (in thousands, except earnings per share):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 28, 2016	March 30, 2015

Loss from continuing operations	$(1,626)	$(3,196)
Adjustments - continuing operations:
Costs related to conversions, remodels and closures	53	49
Loss on insurance settlements	8	-
Income tax effect of adjustments above	(24)	(19)
Deferred tax asset valuation allowance	539	2,126
Adjusted loss from continuing operations	$(1,050)	$(1,040)

Weighted average shares outstanding
Basic and diluted	25,776	25,674
Loss from continuing operations per share
Basic and diluted	$(0.06)	$(0.12)
Adjusted loss from continuing operations per share
Basic and diluted	$(0.04)	$(0.04)

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

During the thirteen weeks ended March 28, 2016, there were no significant changes in our accounting policies or estimates.

For a description of those accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2015 filed with the SEC on March 3, 2016.

Forward-Looking Statements

This quarterly report on Form 10-Q includes and incorporates by reference “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (“Securities Act”) and the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that the forward-looking information presented in this quarterly report is not a guarantee of future events, and that actual events and results may differ materially from those made in or suggested by the forward-looking information contained in this quarterly report. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “comfortable with,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. An example of forward-looking statements in this quarterly report is our fiscal year 2016 capital expenditure expectations. A number of important factors could cause actual events and results to differ materially from those contained in or implied by the forward-looking statements, including the risk factors discussed in Item 1A of this Form 10-Q and our Annual Report on Form 10-K, filed on March 3, 2016 with the Securities and Exchange Commission. Any forward-looking information presented herein is made only as of the date of this quarterly report, and we do not undertake any obligation to update or revise any forward-looking information to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

Many of the food products we purchase are affected by commodity pricing that is subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and are generally unpredictable. For the thirteen weeks ended March 28, 2016, crab, lobster and shrimp accounted for approximately 50% of total food purchases. Crab and lobster are wild caught and sourced from government regulated and sustainable fisheries. Other categories affected by the commodities markets, such as seafood, beef and fish, each account for approximately 4% to 11% of our food purchases. While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities we require, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods. Our purchasing department negotiates prices and quantities for all of our ingredients through either cancellable contracts (with varying length terms), spot market purchases or commodity pricing formulas. Changes in commodity prices would generally affect us and our competitors similarly, depending on the terms and duration of supply contracts. We also enter into fixed price supply contracts for certain products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can have an adverse effect on margins.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2014 Credit Facility, which bear interest at variable rates. As of March 28, 2016, we had $128.0 million outstanding under our 2014 Credit Facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. We do not currently have any such derivative financial instruments in place. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Taking into account the 1% floor on our LIBOR borrowings under our senior secured credit facility, a 1% increase in the interest rate on the outstanding balance of our variable rate debt would result in a $0.8 million change in our annual results of operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 28, 2016, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2016.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 28, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Disclosure regarding legal proceedings can be found in Note 5 of our condensed consolidated financial statements (unaudited) contained in this Form 10-Q.

Item 1A.	Risk Factors.

There were no material changes in our Risk Factors as previously disclosed in Item 1A of the our Annual Report on Form 10-K for the year ended December 28, 2015.

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

IGNITE RESTAURANT GROUP, INC.

May 4, 2016	By:	/s/ Brad A. Leist
		Name:	Brad A. Leist
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)