Form 10-Q
period 2016-06-27
Ignite Restaurant Group, Inc.
filed 2016-08-03
CIK 1526796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-35549

IGNITE RESTAURANT GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3421359
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10555 Richmond Avenue, Houston, Texas 77042

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 31, 2016 was 26,290,666.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	June 27, 2016	December 28, 2015

ASSETS
Current assets
Cash and cash equivalents	$7,042	$7,817
Accounts receivable, net	3,989	3,385
Inventories	5,888	5,272
Other current assets	3,843	4,677
Total current assets	20,762	21,151

Property and equipment, net	159,070	176,307
Intangible assets, net	4,848	5,482
Other assets	1,892	2,242
Total assets	$186,572	$205,182

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$17,241	$18,406
Accrued liabilities	29,971	31,532
Current portion of debt obligations	1,557	1,621
Total current liabilities	48,769	51,559

Long-term debt obligations	118,164	123,112
Deferred rent	21,176	20,193
Other long-term liabilities	3,185	3,705
Total liabilities	191,294	198,569

Commitments and contingencies (Note 7)

Stockholders' equity (deficit)
Preferred stock, $0.01 par value per share, 100,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 500,000 shares authorized; 26,308 and 26,180 shares issued and outstanding as of June 27, 2016 and December 28, 2015, respectively	259	258
Additional paid-in capital	93,354	92,621
Accumulated deficit	(98,335)	(86,266)
Total stockholders' equity (deficit)	(4,722)	6,613
Total liabilities and stockholders' equity (deficit)	$186,572	$205,182

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015

Revenues	$130,757	$143,170	$248,656	$265,389
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	42,657	44,065	79,823	82,666
Labor expenses	38,162	39,990	74,084	74,807
Occupancy expenses	10,176	10,422	20,082	20,644
Other operating expenses	27,279	27,571	46,942	49,670
General and administrative	5,684	8,363	12,234	16,758
Depreciation and amortization	6,117	6,177	12,143	12,406
Pre-opening costs	(5)	46	876	514
Asset impairments and closures	8,240	53	8,433	83
Loss on disposal of assets	323	194	424	352
Total costs and expenses	138,633	136,881	255,041	257,900
Income (loss) from operations	(7,876)	6,289	(6,385)	7,489
Interest expense, net	(3,248)	(3,849)	(6,268)	(7,725)
Gain on insurance settlements	763	-	755	-
Income (loss) from continuing operations before income taxes	(10,361)	2,440	(11,898)	(236)
Income tax expense	82	709	171	1,229
Income (loss) from continuing operations	(10,443)	1,731	(12,069)	(1,465)
Loss from discontinued operations (net of tax benefit of $4,196 and $3,830 for the thirteen and twenty-six weeks ended June 29, 2015, respectively)	-	(1,645)	-	(20,684)
Net income (loss)	$(10,443)	$86	$(12,069)	$(22,149)

Basic and diluted net income (loss) per share data:
Net income (loss) per share
Basic and diluted
Income (loss) from continuing operations	$(0.40)	$0.07	$(0.47)	$(0.06)
Loss from discontinued operations	$-	$(0.06)	$-	$(0.80)
Net income (loss)	$(0.40)	$0.00	$(0.47)	$(0.86)
Weighted average shares outstanding
Basic	25,815	25,721	25,795	25,698
Diluted	25,815	25,730	25,795	25,698

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 27, 2016	June 29, 2015
Cash flows from operating activities
Net loss	$(12,069)	$(22,149)
Loss from discontinued operations, net of tax	-	20,684
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	12,143	12,406
Amortization of debt issuance costs	549	532
Amortization of debt discount	251	240
Stock-based compensation	760	1,288
Asset impairments	8,003	-
Deferred income tax	60	(525)
Gain on insurance related to property and equipment	(705)	-
Non-cash loss on disposal of assets	363	301
Decrease (increase) in operating assets:
Accounts receivable	(320)	20
Inventories	(616)	(459)
Other operating assets	522	(3,096)
Increase in operating liabilities:
Accounts payable and accrued liabilities	2,960	12,582
Other operating liabilities	563	2,239
Net cash provided by operating activities - continuing operations	12,464	24,063
Net cash provided by operating activities - discontinued operations	-	3,891
Net cash provided by operating activities	12,464	27,954
Cash flows from investing activities
Purchases of property and equipment	(8,419)	(8,564)
Proceeds from property insurance claims	176	-
Proceeds from disposal of assets	353	63
Net cash used in investing activities - continuing operations	(7,890)	(8,501)
Net cash provided by investing activities - discontinued operations	240	11,639
Net cash provided by (used in) investing activities	(7,650)	3,138
Cash flows from financing activities
Borrowings on revolving credit facility	6,200	-
Payments on revolving credit facility	(6,200)	-
Payments on long-term debt	(5,563)	(813)
Taxes paid related to net share settlement of equity awards	(26)	(134)
Net cash used in financing activities	(5,589)	(947)
Net increase (decrease) in cash and cash equivalents	(775)	30,145
Change in cash and cash equivalents - discontinued operations	-	(2,291)
Cash and cash equivalents at beginning of period	7,817	20,564
Cash and cash equivalents at end of period	$7,042	$48,418

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

As of June 27, 2016, Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) operated two full service, casual dining restaurant brands under the names Joe’s Crab Shack (“Joe’s”) and Brick House Tavern + Tap (“Brick House”). As of June 27, 2016, we operated 127 Joe’s restaurants and 26 Brick House restaurants in 33 states within the United States and franchised one Joe’s restaurant in Dubai, U.A.E.

J.H. Whitney VI, L.P., an affiliate of J.H. Whitney Capital Partners, LLC, currently owns approximately 66.0% of our total outstanding common stock.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ignite and its wholly-owned subsidiaries as of June 27, 2016. All intercompany balances and transactions have been eliminated in consolidation.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards. Specifically, ASU No. 2014-15 (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effects of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. This update is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We have evaluated this ASU and determined that there is no material impact on our consolidated financial statements and will assess the impact on related disclosures when applicable circumstances are present.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance requires the recognition of assets and liabilities that arise from lease transactions wherein current off-balance sheet leasing activities is required to be reflected in the balance sheet. The FASB lessee accounting model retains two types of leases, and is consistent with the lessee accounting model under existing GAAP. One type of lease (finance leases) will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The other type of lease (operating leases) will be accounted for (both in the income statement and statement of cash flows) in a manner consistent with operating leases under existing GAAP. However, as it relates to the balance sheet, lessees will recognize lease liabilities based upon the present value of remaining lease payments and corresponding lease assets for operating leases with limited exception. The new standard also will require lessees and lessors to provide additional qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide supplemental information about the nature of an organization’s leasing activities. We are evaluating our expected adoption method of ASU 2016-02 and its impact on our consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for us for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends certain aspects of ASU 2014-09, specifically the standard’s guidance on identifying performance obligations and the implementation guidance on licensing. This ASU’s effective date and transition provisions are aligned with the requirements of ASU 2014-09. We are currently evaluating the impact of this ASU on our consolidated financial statements.

Note 2 — Selected Balance Sheet Accounts

The components of other current assets are as follows (in thousands):

	June 27, 2016	December 28, 2015
Prepaid insurance	$1,565	$1,663
Prepaid taxes	598	1,194
Prepaid licenses and fees	608	742
Prepaid advertising	200	135
Other	872	943
	$3,843	$4,677

The components of accrued liabilities are as follows (in thousands):

	June 27, 2016	December 28, 2015
Payroll and related costs	$9,251	$8,084
Insurance	6,664	7,158
Deferred gift card revenue	2,850	3,833
Interest	2,529	2,664
Property taxes	2,522	3,476
Sales and alcohol taxes	2,246	1,652
Utilities	1,563	1,466
Occupancy	902	936
Other	1,444	2,263
	$29,971	$31,532

Note 3 — Debt Obligations

Debt obligations consisted of the following (in thousands):

	June 27, 2016	December 28, 2015
Term loan, due February 2019	$122,702	$128,350
Less unamortized debt discount	(1,177)	(1,428)
Less debt issuance costs - term loan	(1,804)	(2,189)
Total debt, net of debt discount and issuance costs	119,721	124,733
Less current portion	(1,557)	(1,621)
Long-term debt obligations	$118,164	$123,112

On August 13, 2014, we entered into a new senior secured credit facility (“2014 Credit Agreement”), which consists of a $30.0 million revolving credit facility (“2014 Revolving Credit Facility”) and a $165.0 million term loan (“2014 Term Loan”), which both mature on February 13, 2019. The 2014 Term Loan was issued at 98.5% of par. The principal amount of the 2014 Term Loan is payable in consecutive quarterly installments of $412,500, commencing on December 31, 2014, with the balance payable in full at maturity. In December 2015, we made a $35.0 million voluntary prepayment of our 2014 Term Loan, which reduced our quarterly installment payments to $324,116. In June 2016, we made a $5.0 million voluntary prepayment of our 2014 Term Loan, which further reduced our quarterly installment payments to $311,426.

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan was 8.0% as of June 27, 2016. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

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

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of June 27, 2016.

 As of June 27, 2016, we had outstanding letters of credit of approximately $4.1 million and available borrowing capacity of approximately $25.9 million under the 2014 Revolving Credit Facility.

The carrying value of our long-term debt approximates fair value. The estimate of the fair value of our debt is based on observable market information from a third party pricing source, which is classified as a level 2 input within the fair value hierarchy.

Note 4 — Restaurant Closures and Impairments

Costs associated with restaurant closures are recorded when the restaurant is closed. Expenses and losses related to closed restaurants are recorded in asset impairments and closures and loss on disposal of assets in our consolidated statements of operations. During the thirteen weeks ended June 27, 2016, we closed three Joe’s restaurants and recognized $0.1 million in closure-related expenses.

We evaluate the recoverability of the carrying amount of long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Our review for impairment of these long-lived assets takes into account estimates of future undiscounted cash flows. An impairment loss is recognized if the future undiscounted cash flows associated with the assets are less than their carrying value. Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair values. During the thirteen weeks ended June 27, 2016, we also recorded impairment charges totaling $8.0 million, including $7.9 million related to fixed assets and a $0.1 million write down of intangible assets, to reduce the carrying value of the long-lived assets of seven Joe’s (of which three had been impaired in 2015) and two Brick House restaurants to their estimated fair value. We plan to close eight of these impaired restaurants in the third quarter of 2016 due to underperformance.

Note 5 — Stock-Based Compensation

During the thirteen and twenty-six weeks ended June 27, 2016, the board of directors granted approximately 168 thousand and 173 thousand shares of restricted stock with a weighted average grant date fair value of $2.70 and $2.71, respectively, and approximately 383 thousand stock appreciation rights (“SARs”) with a weighted average grant date fair value of $1.30. As of June 27, 2016, we had unrecognized stock-based compensation expense of approximately $2.3 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.4 years.

The following table provides the significant weighted average assumptions used to determine the fair value of SARs on the grant date using the Black-Scholes option-pricing model for awards granted during the twenty-six weeks ended June 27, 2016 and June 29, 2015:

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 27, 2016	June 29, 2015
Expected term (in years)	6.25		6.25
Expected volatility	46.0%		43.6%
Dividend yield	0.0%		0.0%
Risk-free interest rate	1.6%	1.5%	-	1.8%

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

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Denominator:
Basic weighted average shares outstanding	25,815	25,721	25,795	25,698
Effect of dilutive securities	-	9	-	-
Diluted weighted average shares outstanding	25,815	25,730	25,795	25,698

For the thirteen and twenty-six weeks ended June 27, 2016, we excluded 1.2 million SARs outstanding and 444 thousand shares of restricted stock from the calculation of diluted net loss per share because the effect was anti-dilutive due to the net loss during the respective periods. For the thirteen weeks ended June 29, 2015, we excluded 1.7 million SARs from the calculation of diluted net income per share, and for the twenty-six weeks ended June 29, 2015, we excluded 367 thousand shares of restricted stock and 1.7 million SARs outstanding from the calculation of diluted net loss per share because their effect was anti-dilutive.

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

On August 28, 2013, in the United States District Court, Western District of New York, several former tipped employees of various Joe’s Crab Shack locations filed a complaint against us and certain of our officers alleging that the employees were not paid the minimum wage required by federal law as well as the wage-hour laws of the respective states in which they worked. These former employees purport to represent a nationwide class of tipped employees on their federal claims and separate subclasses of tipped employees regarding their state law claims. By order dated January 27, 2015, the court granted conditional certification to the class. We are vigorously contesting this matter and have answered and asserted affirmative defenses. There are pending motions and discovery issues regarding members of the putative class. At this early stage, we cannot predict with any certainty whether the former employees will prevail or the amount of damages they might recover were they to prevail.

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

Income taxes for the thirteen and twenty-six weeks ended June 27, 2016 and June 29, 2015 were estimated using the discrete method, which is based on actual year-to-date loss before income taxes and estimated tax credits generated primarily related to FICA taxes paid on employee tip income. We believe that this method yields a more reliable income tax calculation for the interim periods. The estimated annual effective tax rate method was not reasonable due to its sensitivity to small changes in forecasted annual loss before income taxes, which would result in significant variations in the customary relationship between income tax expense and loss before income taxes for interim periods.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of our credit carryforwards which begin to expire in 2031. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. According to ASC Topic No. 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Therefore, during the thirteen weeks ended June 27, 2016 and June 29, 2015, we recorded a valuation allowance of $4.8 million and $0.6 million for continuing operations against our deferred tax assets, respectively. During the twenty-six weeks ended June 27, 2016 and June 29, 2015, we recorded a valuation allowance of $5.3 million and $2.7 million for continuing operations against our deferred tax assets, respectively. We excluded the deferred tax liabilities related to certain indefinite-lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as an addition to our income tax expense in our consolidated statement of operations. If we are able to generate sufficient taxable income in the future and it becomes more likely than not that we will be able to fully utilize the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease if the valuation allowance is reversed.

Note 9 — Segment Information

All of our restaurants compete in the full-service casual dining industry. We manage our restaurant brands, Joe’s and Brick House, as operating segments. We believe reporting information about each of our brands is useful to readers of our financial statements and provides a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs, asset impairments and closures, and loss on disposal of assets. Unallocated corporate expenses, capital expenditures, property and equipment, and intangible assets are presented below as reconciling items to the amounts presented in the condensed consolidated financial statements.

The following tables present information about our reportable segments for the respective periods (in thousands).

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Revenues
Joe's Crab Shack	$108,364	$122,366	$204,593	$225,475
Brick House Tavern + Tap	22,393	20,804	44,063	39,914
	$130,757	$143,170	$248,656	$265,389

Income (loss) from operations
Joe's Crab Shack	$(2,767)	$10,510	$2,688	$17,017
Brick House Tavern + Tap	(839)	2,050	(53)	3,271
Corporate	(4,270)	(6,271)	(9,020)	(12,799)
	$(7,876)	$6,289	$(6,385)	$7,489

Depreciation and amortization
Joe's Crab Shack	$4,603	$4,793	$9,108	$9,653
Brick House Tavern + Tap	1,270	1,152	2,511	2,234
Corporate	244	232	524	519
	$6,117	$6,177	$12,143	$12,406

Capital expenditures
Joe's Crab Shack	$728	$1,831	$1,653	$2,842
Brick House Tavern + Tap	592	717	5,884	5,188
Corporate	603	318	882	534
	$1,923	$2,866	$8,419	$8,564

	June 27, 2016	December 28, 2015
Property and equipment, net
Joe's Crab Shack	$109,598	$122,450
Brick House Tavern + Tap	46,680	51,351
Corporate	2,792	2,506
	$159,070	$176,307

Intangible assets, net
Joe's Crab Shack	$2,942	$3,559
Brick House Tavern + Tap	1,897	1,913
Corporate	9	10
	$4,848	$5,482

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

Overview

As of June 27, 2016, Ignite Restaurant Group, Inc. operated two restaurant brands in the casual dining segment, Joe’s Crab Shack (“Joe’s”) and Brick House Tavern + Tap (“Brick House”). Both of our restaurant brands offer a variety of high-quality food in a distinctive, casual, high-energy atmosphere. Joe’s and Brick House operate in a diverse set of markets across the United States. As of June 27, 2016, we operated 127 Joe’s restaurants and 26 Brick House restaurants in 33 states within the United States and franchised one Joe’s restaurant in Dubai, U.A.E.

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

During the thirteen weeks ended June 27, 2016, we closed three Joe’s restaurants.

Outlook

Our near term business strategy focuses on two primary elements: increasing comparable restaurant sales and improving operating margins at Joe’s and Brick House. We have continued to experience sales declines at Joe’s with comparable restaurant sales decreasing 4.3% during the first half of 2016. In order to reverse these negative trends, we continue to focus on improving operational and menu execution in order to enhance the food quality and overall dining experience for the guest. Our all-you-can-eat crab promotion on Wednesdays has remained successful. However, we have continued to experience declines in sales and guest traffic on the weekends. We introduced a new menu in the second quarter which includes fewer items in order to help reduce food preparation times and also increase the speed of service.

Brick House has also been experiencing declines in operating performance. During the first half of 2016, the comparable restaurant sales of Brick House decreased 5.4%. We are continuing to evaluate our menu to ensure we are developing compelling menu items that exceed the expectations of our guests.

We are also pursuing strategic alternatives for underperforming restaurants. We recorded impairment charges totaling $8.0 million during the thirteen weeks ended June 27, 2016 to reduce the carrying value of long-lived assets at certain Joe’s and Brick House restaurants, and plan to close several of these restaurants in the third quarter of 2016. If the operating performance at Joe’s or Brick House does not improve, we may have to recognize additional asset impairments or closure-related expenses and increase our valuation allowance during 2016 against some or all of our deferred tax assets. We may also be unable to remain in compliance with all of our debt covenants. Refer to “Liquidity and Capital Resources” section for further discussion.

Results of Operations

The following table presents the condensed consolidated statements of operations for the thirteen and twenty-six weeks ended June 27, 2016 and June 29, 2015, expressed as a percentage of revenue.

	Thirteen Weeks Ended
	June 27, 2016	June 29, 2015

Revenues	100.0%	100.0%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	32.6	30.8
Labor expenses	29.2	27.9
Occupancy expenses	7.8	7.3
Other operating expenses	20.9	19.3
General and administrative	4.3	5.8
Depreciation and amortization	4.7	4.3
Pre-opening costs	(0.0)	0.0
Asset impairments and closures	6.3	0.0
Loss on disposal of assets	0.2	0.1
Total costs and expenses	106.0	95.6
Income (loss) from operations	(6.0)	4.4
Interest expense, net	(2.5)	(2.7)
Gain on insurance settlements	0.6	-
Income (loss) from continuing operations before income taxes	(7.9)	1.7
Income tax expense	0.1	0.5
Income (loss) from continuing operations	(8.0)	1.2
Loss from discontinued operations, net	-	(1.1)
Net income (loss)	(8.0)%	0.1%

	Twenty-Six Weeks Ended
	June 27, 2016	June 29, 2015

Revenues	100.0%	100.0%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	32.1	31.1
Labor expenses	29.8	28.2
Occupancy expenses	8.1	7.8
Other operating expenses	18.9	18.7
General and administrative	4.9	6.3
Depreciation and amortization	4.9	4.7
Pre-opening costs	0.4	0.2
Asset impairments and closures	3.4	0.0
Loss on disposal of assets	0.2	0.1
Total costs and expenses	102.6	97.2
Income (loss) from operations	(2.6)	2.8
Interest expense, net	(2.5)	(2.9)
Gain on insurance settlements	0.3	-
Loss from continuing operations before income taxes	(4.8)	(0.1)
Income tax expense	0.1	0.5
Loss from continuing operations	(4.9)	(0.6)
Loss from discontinued operations, net	-	(7.8)
Net loss	(4.9)%	(8.3)%

*	The percentages reflected are subject to rounding adjustments. They may not foot due to rounding.

The following table sets forth additional operating information for the periods indicated that we use in assessing our performance:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	June 27, 2016	June 29, 2015(1)
	(dollars in thousands)
Selected Other Data:
Number of restaurants open (end of period):
Joe's Crab Shack	127	138
Brick House Tavern + Tap	26	23
Total restaurants - continuing operations	153	161

Restaurant operating weeks
Joe's Crab Shack	1,676	1,794
Brick House Tavern + Tap	338	299

Average weekly sales
Joe's Crab Shack	$65	$68
Brick House Tavern + Tap	$66	$70

Change in comparable restaurant sales
Joe's Crab Shack	(6.8%)	(4.0%)
Brick House Tavern + Tap	(6.3%)	2.8%

Income (loss) from operations
Joe's Crab Shack	$(2,767)	$10,510
Brick House Tavern + Tap	(839)	2,050
Corporate	(4,270)	(6,271)
Total - continuing operations	$(7,876)	$6,289

Adjusted income (loss) from continuing operations(2)	$(1,074)	$2,346

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 27, 2016	June 29, 2015(1)
	(dollars in thousands)
Selected Other Data:
Number of restaurants open (end of period):
Joe's Crab Shack	127	138
Brick House Tavern + Tap	26	23
Total restaurants	153	161

Restaurant operating weeks
Joe's Crab Shack	3,366	3,599
Brick House Tavern + Tap	659	578

Average weekly sales
Joe's Crab Shack	$61	$63
Brick House Tavern + Tap	$67	$69

Change in comparable restaurant sales
Joe's Crab Shack	(4.3%)	(3.9%)
Brick House Tavern + Tap	(5.4%)	4.0%

Income (loss) from operations
Joe's Crab Shack	$2,688	$17,017
Brick House Tavern + Tap	(53)	3,271
Corporate	(9,020)	(12,799)
Total	$(6,385)	$7,489

Adjusted income (loss) from continuing operations(2)	$(2,124)	$1,306

(1)	Includes only results of Joe’s and Brick House due to the reclassification of Macaroni Grill’s operations to discontinued operations.
(2)

A reconciliation and discussion of this non-GAAP financial measure is included below under “Non-GAAP Financial Measures.” This measure should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

 Thirteen Weeks Ended June 27, 2016 Compared to Thirteen Weeks Ended June 29, 2015

Revenues

Revenues were $130.8 million during the second quarter of 2016, a decrease of $12.4 million, or 8.7%, compared to revenues of $143.2 million during the second quarter of 2015. The decrease was primarily caused by a decrease in comparable restaurant sales for Joe’s and Brick House and a net decrease in operating weeks due to the closure of eleven Joe’s restaurants since the second quarter of 2015, partially offset by sales from three new Brick House restaurant openings in the first quarter of 2016.

Revenues at Joe’s decreased 11.4% to $108.4 million in the second quarter of 2016 versus $122.4 million in the second quarter of 2015. This decrease was primarily due to a 6.8% decrease in comparable restaurant sales and restaurant closures. The comparable restaurant sales decrease was comprised of a 7.1% decrease in traffic and a 0.8% decrease in mix, partially offset by a 1.1% increase in pricing.

Brick House revenues increased 7.6% to $22.4 million in the second quarter of 2016 versus $20.8 million in the second quarter of 2015 due to three new restaurant openings in the first quarter of 2016, partially offset by a 6.3% decrease in comparable restaurant sales. The comparable restaurant sales decrease was comprised of a 6.9% decrease from traffic and mix, partially offset by a 0.6% increase in pricing.

Cost of Sales

Cost of sales decreased by $1.4 million, or 3.2%, to $42.7 million in the second quarter of 2016 versus $44.1 million in the comparable period of 2015. As a percent of revenue, cost of sales increased to 32.6% from 30.8% in the prior year primarily due to the impact of all-you-can-eat crab, as well as a slight commodity price inflation.

Labor Expenses

Labor expenses decreased by $1.8 million, or 4.6%, to $38.2 million in the second quarter of 2016 versus $40.0 million in the comparable period last year. The decrease was primarily due to the restaurant closures. Labor expenses, as a percent of revenue, increased to 29.2% from 27.9% due to labor inefficiencies and the impact of fixed cost deleverage on lower sales.

Occupancy Expenses

Occupancy expenses decreased by $246 thousand, or 2.4%, to $10.2 million in the second quarter of 2016 versus $10.4 million in the comparable period last year. The decrease was primarily due to restaurant closures. As a percent of revenue, occupancy expenses increased to 7.8% from 7.3% in the prior year due to the impact of fixed cost deleverage on lower sales.

Other Operating Expenses

Other operating expenses decreased by $292 thousand, or 1.1%, to $27.3 million in the second quarter of 2016 compared to $27.6 million in the comparable prior year period. As a percent of revenue, other operating expenses increased to 20.9% from 19.3% primarily due to fixed cost deleverage on lower sales, and increases in marketing, repairs and maintenance, and insurance costs.

General and Administrative

General and administrative expense decreased by $2.7 million, or 32.0%, to $5.7 million in the second quarter of 2016 versus $8.4 million in the second quarter of 2015, which was primarily due to personnel reductions in connection with the closing of the sale of Macaroni Grill in the second quarter of 2015, lower bonus expense, and a reduction in professional fees. As a percent of revenue, general and administrative expenses decreased to 4.3% from 5.8%.

Asset impairments and closures

Asset impairments and closures increased to $8.2 million in the second quarter of 2016 from $53 thousand in the comparable period last year, primarily due to an $8.0 million impairment charge and closure-related expenses from three Joe’s restaurants closed in the second quarter of 2016.

We periodically evaluate possible impairment of long-lived assets at the restaurant level, and record an impairment charge whenever we determine that the fair value of these assets is less than their carrying value. As a result of our periodic impairment testing, we recorded an impairment charge in the second quarter of 2016 to reduce the carrying value of long-lived assets to their estimated fair value at seven Joe's and two Brick House restaurants, eight of which we plan to close in the third quarter of 2016.

Income (Loss) from Operations

As a result of the foregoing, consolidated income (loss) from operations decreased to a $7.9 million loss in the second quarter of 2016 compared to $6.3 million income in the comparable period last year.

Income (loss) from operations for the Joe’s brand decreased to a $2.8 million loss in the second quarter of 2016 from $10.5 million income in the second quarter of 2015. As a percent of revenue, excluding the $5.4 million impairment charge, Joe’s income from operations was 2.5% for the current quarter compared to 8.6% in the prior year. This decrease was primarily attributable to increased food cost caused by all-you-can-eat crab, and higher labor and marketing expenses, as well as the impact of fixed cost deleverage on lower sales.

Income (loss) from operations for Brick House decreased to a $0.8 million loss in the current quarter compared to $2.1 million in the prior year quarter. As a percent of revenue, excluding pre-opening costs and the $2.6 million impairment charge, Brick House income from operations decreased to 7.7% from 10.1% primarily due to higher food cost, operating supplies and utilities, as well as the impact of fixed cost deleverage on lower sales.

Interest Expense, Net

Interest expense, net decreased by $0.6 million, or 15.6%, to $3.2 million during the current quarter from $3.8 million during the prior year quarter primarily due to a lower average debt balance after the $35.0 million voluntary prepayment in December 2015 partially offset by a $121 thousand write-off of debt discount and debt issuance costs related to the $5.0 million voluntary prepayment at the end of the second quarter of 2016.

Gain on Insurance Settlements

Gain on insurance settlements increased to $0.8 million from $0 the prior year. The current year gain is related to insurance claims for two restaurants damaged by fire in a prior year, partially offset by a loss on one restaurant damaged by fire in 2016.

Income Tax Expense

Income tax expense decreased by $627 thousand to $82 thousand during the current quarter from $709 thousand during the prior year quarter primarily due to us having a loss before income taxes during the current quarter versus income in the prior year. This decrease is offset by an increase of $4.8 million in the valuation allowance in the current quarter compared to an increase of $0.6 million in the valuation allowance in the prior year quarter.

Discontinued Operations, net

Income from discontinued operations was $0 for the second quarter of 2016 compared to a loss from discontinued operations of $1.6 million for the second quarter of 2015. In April 2015, we completed the sale of Macaroni Grill. During the second quarter of 2015, we recorded a $6.1 million loss on disposal of the Macaroni Grill business, which was partially offset by the related tax benefit.

 Twenty-Six Weeks Ended June 27, 2016 Compared to Twenty-Six Weeks Ended June 29, 2015

Revenues

Revenues were $248.7 million during the first half of 2016, a decrease of $16.7 million, or 6.3%, compared to revenues of $265.4 million during the first half 2015. The decrease was primarily caused by a decrease in comparable restaurant sales for Joe’s and Brick House, and a net decrease in operating weeks due to the closure of nine Joe’s restaurants in fiscal year 2015 and another three Joe’s in the second quarter of 2016, partially offset by sales from new Brick House restaurant openings in the first quarter of 2016.

Revenues at Joe’s decreased 9.3% to $204.6 million in the first half of 2016 versus $225.5 million in the first half of 2015. This decrease was primarily due to a 4.3% decrease in comparable restaurant sales and restaurant closures since the second quarter of 2015. The comparable restaurant sales decrease was comprised of a 4.4% decrease in traffic and a 1.3% decrease in mix, partially offset by a 1.4% increase in pricing.

Brick House revenues increased 10.4% to $44.1 million in the first half of 2016 versus $39.9 million in the first half of 2015 due to three new restaurant openings since the first half of 2015, partially offset by a 5.4% decrease in comparable restaurant sales. The comparable restaurant sales decrease was comprised of a 6.1% decrease from traffic and mix, partially offset by a 0.7% increase in pricing.

Cost of Sales

Cost of sales decreased by $2.8 million, or 3.4%, to $79.8 million in the first half of 2016 versus $82.7 million in the comparable period of 2015. As a percent of revenue, cost of sales increased to 32.1% from 31.1% in the prior year primarily due to the impact of all-you-can-eat crab, as well as a slight commodity price inflation.

Labor Expenses

Labor expenses decreased by $0.7 million, or 1.0%, to $74.1 million in the first half of 2016 versus $74.8 million in the comparable period last year primarily due to restaurant closures. Labor expenses, as a percent of revenue, increased to 29.8% from 28.2% due to labor inefficiencies and the impact of fixed cost deleverage on lower sales.

Occupancy Expenses

Occupancy expenses decreased by $0.6 million, or 2.7%, to $20.1 million in the first half of 2016 versus $20.6 million in the comparable period last year. The decrease was primarily due to restaurant closures. As a percent of revenue, occupancy expenses increased to 8.1% from 7.8% in the prior year due to the impact of fixed cost deleverage on lower sales.

Other Operating Expenses

Other operating expenses decreased by $2.7 million, or 5.5%, to $46.9 million in the first half of 2016 compared to $49.7 million in the comparable prior year period. This decrease was primarily due to a decrease of $1.6 million in advertising expense and lower insurance and utilities expenses, partially offset by increased repairs and maintenance expenses. As a percent of revenue, other operating expenses increased to 18.9% from 18.7%.

General and Administrative

General and administrative expense decreased by $4.5 million, or 27.0%, to $12.2 million in the first half of 2016 versus $16.8 million in the first half of 2015, which was primarily due to personnel reductions in connection with the closing of the sale of Macaroni Grill in the second quarter of 2015, lower bonus expense, and a reduction in professional fees. As a percent of revenue, general and administrative expenses decreased to 4.9% from 6.3%.

Depreciation and Amortization

Depreciation and amortization decreased by $263 thousand, or 2.1%, to $12.1 million in the first half of 2016 compared to $12.4 million in the first half of 2015. This decrease is mainly due to lower restaurant count. As a percent of revenue, depreciation and amortization increased to 4.9% from 4.7%.

Pre-Opening Costs

Pre-opening costs increased to $876 thousand in the first half of 2016 from $514 thousand in the comparable prior year period. We opened three new restaurants in the first half of 2016 compared to two restaurants opened in the comparable period last year.

Asset Impairments and Closures

Asset impairments and closures increased to $8.4 million in the first half of 2016 from $83 thousand in the comparable period last year, primarily due to an $8.0 million impairment charge and closure-related expenses from three Joe’s restaurants closed in the first half of 2016 compared to one restaurant closed in the first half of 2015.

We periodically evaluate possible impairment of long-lived assets at the restaurant level, and record an impairment charge whenever we determine that the fair value of these assets is less than their carrying value. As a result of our periodic impairment testing, we recorded an impairment charge of $8.0 million in the second quarter of 2016 to reduce the carrying value of long-lived assets to their estimated fair value at seven Joe's and two Brick House restaurants, eight of which we plan to close in the third quarter of 2016.

Income (Loss) from Operations

As a result of the foregoing, consolidated income (loss) from operations decreased to a $6.4 million loss in the first half of 2016 compared to a $7.5 million income in the comparable period last year.

Income from operations for the Joe’s brand decreased to $2.7 million in the first half of 2016 from $17.0 million in the first half of 2015. As a percent of revenue, excluding the $5.4 million impairment charge, Joe’s income from operations was 4.0% for the current year compared to 7.5% in the prior year. This decrease was primarily attributable to increased food cost caused by all-you-can-eat crab, higher labor expenses, and reduced leverage on fixed costs on lower sales.

Income (loss) from operations for Brick House decreased to a $0.1 million loss in the current year compared to a $3.3 million income in the prior year. As a percent of revenue, excluding pre-opening costs and the $2.6 million impairment charge, Brick House income from operations decreased to 7.7% from 9.5% due to increased food cost and higher labor, occupancy, marketing and repairs and maintenance expenses.

Interest Expense, Net

Interest expense, net decreased by $1.5 million, or 18.9%, to $6.3 million during the current year from $7.7 million during the prior year primarily due to a lower average debt balance after the $35.0 million voluntary prepayment in December 2015, partially offset by a $121 thousand write-off of debt discount and debt issuance costs related to the $5.0 million voluntary prepayment at the end of the second quarter of 2016.

Gain on Insurance Settlements

Gain on insurance settlements increased to $0.8 million from $0 the prior year. The current year gain is related to insurance claims for two restaurants damaged by fire in a prior year, partially offset by a loss on one restaurant damaged by fire in 2016.

Income Tax Expense

Income tax expense decreased by $1.1 million to $171 thousand during the first half of 2016 from $1.2 million during the comparable prior year period primarily due to a larger loss before income taxes during the current year. This decrease is offset by an increase of $5.3 million in the valuation allowance in the current year compared to an increase of $2.7 million in the valuation allowance in the prior year and a $0.7 million increase in tax benefit shortfalls related to vested stock-based compensation awards that were forfeited by terminated employees.

Discontinued Operations, net

Income from discontinued operations was $0 in the first half of 2016 compared to a loss from discontinued operations of $20.7 million in the first half of 2015. In April 2015, we completed the sale of Macaroni Grill. We recorded a $22.4 million impairment charge during the first quarter of 2015 to write down the net assets of Macaroni Grill to their estimated fair value less cost to sell. During the first quarter of 2015, we also recorded a net gain of $2.1 million on the sale of certain assets of Macaroni Grill and a $1.0 million gain on insurance settlements. During the second quarter of 2015, we recorded a $6.1 million loss on disposal of the Macaroni Grill, which was partially offset by the related tax benefit.

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

We have experienced declines in comparable restaurant sales and income from operations at Joe’s and Brick House. While we expect to be in compliance with our debt covenants over the next twelve months, a number of factors, including but not limited to continued declines in comparable restaurant sales, increased labor costs and underperforming restaurants, could cause us to be in violation of our debt covenants, and as such, in default of our 2014 Credit Agreement. In an event of default, our lenders may accelerate the maturity of all of our indebtedness. Our on-going efforts to voluntarily prepay a portion of our outstanding debt and close certain underperforming restaurants are aimed at improving our current and future financial covenant ratios. If our initiatives to improve our financial covenant ratios fail and we are unable to obtain a waiver or modification of our current debt agreement, we may not have sufficient liquidity to repay the entire balance of our borrowings and support our daily operations.

However, we can manage and supplement our liquidity position by closing or selling underperforming restaurants, postponing restaurant development, cutting discretionary capital expenditure spending, and divesting non-core assets. We may also decide to raise additional funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. We are currently exploring options to amend or refinance our current debt agreement. There can be no assurance, however, that any of these financing options would be available on favorable terms, if at all.

The following table shows summary cash flows information for the twenty-six weeks ended June 27, 2016 and June 29, 2015 (in thousands):

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 27, 2016	June 29, 2015
Net cash provided by (used in):
Operating activities
Continuing operations	$12,464	$24,063
Discontinued operations	-	3,891
Investing activities
Continuing operations	(7,890)	(8,501)
Discontinued operations	240	11,639
Financing activities	(5,589)	(947)
Net increase (decrease) in cash and cash equivalents	(775)	30,145
Increase in cash and cash equivalents - discontinued operations	-	(2,291)
Net increase (decrease) in cash and cash equivalents - continuing operations	$(775)	$27,854

Operating Activities

Net cash provided by operating activities – continuing operations was $12.5 million for the twenty-six weeks ended June 27, 2016 and $24.1 million for the twenty-six weeks ended June 29, 2015. The $11.6 million decrease from the prior year period is primarily due to lower sales and changes in working capital, partially offset by lower general and administrative expenses and interest payments.

Net cash provided by operating activities – discontinued operations was $0 for the twenty-six weeks ended June 27, 2016 and $3.9 million for the twenty-six weeks ended June 29, 2015. The $3.9 million was due to the lower marketing expenses during the operations of Macaroni Grill in 2015.

Investing Activities

Net cash used in investing activities – continuing operations decreased by $0.6 million to $7.9 million for the twenty-six weeks ended June 27, 2016 compared to $8.5 million for the twenty-six weeks ended June 29, 2015 mainly due to the decrease in capital expenditures from prior year, proceeds from the sale of two liquor licenses and insurance claims in the current year. Capital expenditures decreased primarily due to the timing of new restaurant openings.

We estimate that total capital expenditures for fiscal year 2016 will be approximately $10.0 million to $15.0 million.

Net cash provided by investing activities – discontinued operations was $240 thousand for the twenty-six weeks ended June 27, 2016 and $11.6 million for the twenty-six weeks ended June 29, 2015. The net cash provided in 2015 related to the sale of Macaroni Grill during the second quarter of 2015 and the sale of certain Macaroni Grill restaurants prior to the sale of the Macaroni Grill business, while the net cash provided in 2016 relates to the remaining selling price of Macaroni Grill held in escrow at closing date and released during the second quarter of 2016.

Financing Activities

Net cash used in financing activities was $5.6 million for the twenty-six weeks ended June 27, 2016 compared to $947 thousand for the twenty-six weeks ended June 29, 2015 due to a $5.0 million voluntary prepayment on the term loan in June 2016.

Senior Secured Credit Facility

On August 13, 2014, we entered into a new senior secured credit facility (“2014 Credit Agreement”), which consists of a $30.0 million revolving credit facility (“2014 Revolving Credit Facility”) and a $165.0 million term loan (“2014 Term Loan”), which both mature on February 13, 2019. The 2014 Term Loan was issued at 98.5% of par. The principal amount of the 2014 Term Loan is payable in consecutive quarterly installments of $412,500, commencing on December 31, 2014, with the balance payable in full at maturity. In December 2015, we made a $35.0 million voluntary prepayment of our 2014 Term Loan, which reduced our quarterly installment payments to $324,116. In June 2016, we made a $5.0 million voluntary prepayment of our 2014 Term Loan, which further reduced our quarterly installment payments to $311,426.

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan was 8.0% as of June 27, 2016. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

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

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of June 27, 2016.

As of June 27, 2016, we had outstanding letters of credit of approximately $4.1 million and available borrowing capacity of approximately $25.9 million under the 2014 Revolving Credit Facility.

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

Adjusted income (loss) from continuing operations and adjusted income (loss) from continuing operations per share

We calculate adjusted income (loss) from continuing operations by eliminating from income (loss) from continuing operations the impact of items we do not consider indicative of our ongoing operations. Specifically, we believe that these non-GAAP measures provide greater comparability and enhanced visibility into our results of operations, excluding the impact of special charges and certain other expenses. Adjusted income (loss) from continuing operations represents income (loss) from continuing operations less items such as (a) costs related to conversions, remodels and closures, (b) gain on insurance settlements, (c) write-off of debt issuance costs and debt discount, (d) asset impairments, (e) the current and deferred income tax effect of the above described adjustment (calculated using a marginal year-to-date tax rate of 39.0% for the twenty-six weeks ended June 27, 2016 and 39.6% for the twenty-six weeks ended June 29, 2015), and (f) the deferred tax asset valuation allowance. We believe these measures provide additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to these adjustments.

A reconciliation of income (loss) from continuing operations to adjusted income (loss) from continuing operations is as follows (in thousands, except earnings per share):

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 27, 2016	June 29, 2015	June 27, 2016	June 29, 2015
Income (loss) from continuing operations	$(10,443)	$1,731	$(12,069)	$(1,465)
Adjustments - continuing operations:
Costs related to conversions, remodels and closures	185	14	238	63
Gain on insurance settlements	(763)	-	(755)	-
Write-off of debt issuance costs and debt discount	121	-	121	-
Asset impairments	8,003	-	8,003	-
Income tax effect of adjustments above
Current expense (benefit)	92	(1)	68	(8)
Deferred benefit	(3,036)	(5)	(3,036)	(17)
Deferred tax asset valuation allowance	4,767	607	5,306	2,733
Adjusted income (loss) from continuing operations	$(1,074)	$2,346	$(2,124)	$1,306

Weighted average shares outstanding
Basic	25,815	25,721	25,795	25,698
Diluted	25,815	25,730	25,795	25,711
Income (loss) from continuing operations per share
Basic and diluted	$(0.40)	$0.07	$(0.47)	$(0.06)
Adjusted income (loss) from continuing operations per share
Basic and diluted	$(0.04)	$0.09	$(0.08)	$0.05

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

During the thirteen and twenty-six weeks ended June 27, 2016, there were no significant changes in our accounting policies or estimates.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

Many of the food products we purchase are affected by commodity pricing that is subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and are generally unpredictable. For the twenty-six weeks ended June 27, 2016, crab, lobster and shrimp accounted for approximately 53% of total food purchases. Crab and lobster are wild caught and sourced from government regulated and sustainable fisheries. Other categories affected by the commodities markets, such as seafood, beef and fish, each account for approximately 4% to 10% of our food purchases. While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities we require, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods. Our purchasing department negotiates prices and quantities for all of our ingredients through either cancellable contracts (with varying length terms), spot market purchases or commodity pricing formulas. Changes in commodity prices would generally affect us and our competitors similarly, depending on the terms and duration of supply contracts. We also enter into fixed price supply contracts for certain products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can have an adverse effect on margins.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2014 Credit Facility, which bear interest at variable rates. As of June 27, 2016, we had $122.7 million outstanding under our 2014 Credit Facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. We do not currently have any such derivative financial instruments in place. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Taking into account the 1% floor on our LIBOR borrowings under our senior secured credit facility, a 1% increase in the interest rate on the outstanding balance of our variable rate debt would result in a $0.8 million change in our annual results of operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 27, 2016, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2016.

Limitations on Effectiveness of Controls and Procedures

Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In addition, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer a smaller reporting company or an “emerging growth company” as defined in the JOBS Act, if we continue to take advantage of the exemptions contained in the JOBS Act. We expect that we will remain an “emerging growth company” until the earliest of (i) the last day of our fiscal year following the fifth anniversary of our IPO; (ii) the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we have (1) an aggregate worldwide market value of common equity securities held by non-affiliates of $700.0 million or more as of the last business day of our most recently completed second fiscal quarter, (2) been required to file annual, quarterly, and current reports under the Exchange Act for a period of at least 12 calendar months and (3) filed at least one annual report pursuant to the Exchange Act. As a result, we may qualify as an “emerging growth company” until as late as May 10, 2017. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 27, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Amendment of the Amended and Restated Certificate of Incorporation of Ignite Restaurant Group, Inc.
3.3

Amended and Restated Bylaws of Ignite Restaurant Group, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the twelve weeks ended June 18, 2012 filed on October 30, 2012 and incorporated herein by reference).

10.1	Separation Agreement and General Release dated July 14, 2016 by and between Ignite Restaurant Group – RSC, LLC and David Catalano.
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

IGNITE RESTAURANT GROUP, INC.

August 3, 2016	By:	/s/ Brad A. Leist
Name: Brad A. Leist
Title: Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)