Form 10-Q
period 2016-09-26
Ignite Restaurant Group, Inc.
filed 2016-11-02
CIK 1526796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2016

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 31, 2016 was 26,287,020.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	September 26, 2016	December 28, 2015

ASSETS
Current assets
Cash and cash equivalents	$729	$7,817
Accounts receivable, net	2,380	3,385
Inventories	4,797	5,272
Other current assets	3,497	4,677
Total current assets	11,403	21,151

Property and equipment, net	141,618	176,307
Intangible assets, net	4,708	5,482
Other assets	1,548	2,242
Total assets	$159,277	$205,182

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$11,301	$18,406
Accrued liabilities	29,464	31,532
Current portion of debt obligations	1,474	1,621
Total current liabilities	42,239	51,559

Long-term debt obligations	111,835	123,112
Deferred rent	17,622	20,193
Other long-term liabilities	7,210	3,705
Total liabilities	178,906	198,569

Commitments and contingencies (Note 7)

Stockholders' equity (deficit)
Preferred stock, $0.01 par value per share, 100,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 500,000 shares authorized; 26,268 and 26,180 shares issued and outstanding as of September 26, 2016 and December 28, 2015, respectively	259	258
Additional paid-in capital	93,610	92,621
Accumulated deficit	(113,498)	(86,266)
Total stockholders' equity (deficit)	(19,629)	6,613
Total liabilities and stockholders' equity (deficit)	$159,277	$205,182

See accompanying notes to condensed consolidated financial statements

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015

Revenues	$119,937	$133,357	$368,593	$398,746
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	39,751	41,172	119,574	123,838
Labor expenses	33,716	37,190	107,800	111,997
Occupancy expenses	9,702	10,591	29,784	31,235
Other operating expenses	21,409	25,760	68,351	75,430
General and administrative	5,473	6,502	17,707	23,260
Depreciation and amortization	5,933	7,762	18,076	20,168
Pre-opening costs	-	22	876	536
Asset impairments and closures	15,337	4,752	23,770	4,835
Loss (gain) on disposal of assets	472	(908)	896	(556)
Total costs and expenses	131,793	132,843	386,834	390,743
Income (loss) from operations	(11,856)	514	(18,241)	8,003
Interest expense, net	(3,158)	(3,837)	(9,426)	(11,562)
Gain (loss) on insurance settlements	-	(428)	755	(428)
Loss from continuing operations before income taxes	(15,014)	(3,751)	(26,912)	(3,987)
Income tax expense	149	537	320	1,766
Loss from continuing operations	(15,163)	(4,288)	(27,232)	(5,753)
Income (loss) from discontinued operations (net of tax benefit of $391 and $4,221 for the thirteen and thirty-nine weeks ended September 28, 2015, respectively)	-	391	-	(20,293)
Net loss	$(15,163)	$(3,897)	$(27,232)	$(26,046)

Basic and diluted net income (loss) per share data:
Net loss per share
Basic and diluted
Loss from continuing operations	$(0.59)	$(0.17)	$(1.05)	$(0.22)
Income (loss) from discontinued operations	$-	$0.02	$-	$(0.79)
Net loss	$(0.59)	$(0.15)	$(1.05)	$(1.01)

Weighted average shares outstanding
Basic	25,866	25,761	25,819	25,719
Diluted	25,866	25,761	25,819	25,719

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	September 26, 2016	September 28, 2015
Cash flows from operating activities
Net loss	$(27,232)	$(26,046)
Loss from discontinued operations, net of tax	-	20,293
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	18,076	20,168
Amortization of debt issuance costs	874	805
Amortization of debt discount	409	364
Stock-based compensation	1,016	2,008
Asset impairments	19,102	3,881
Deferred income tax	201	(377)
Gain on insurance related to property and equipment	(705)	(695)
Non-cash loss (gain) on disposal of assets	784	(695)
Decrease (increase) in operating assets:
Accounts receivable	753	4,475
Inventories	475	371
Other operating assets	649	(1,007)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(3,001)	3,559
Other operating liabilities	933	2,672
Net cash provided by operating activities - continuing operations	12,334	29,776
Net cash provided by operating activities - discontinued operations	-	3,891
Net cash provided by operating activities	12,334	33,667
Cash flows from investing activities
Purchases of property and equipment	(8,991)	(12,249)
Proceeds from property insurance claims	705	-
Proceeds from disposal of assets	924	1,660
Net cash used in investing activities - continuing operations	(7,362)	(10,589)
Net cash provided by investing activities - discontinued operations	240	11,639
Net cash provided by (used in) investing activities	(7,122)	1,050
Cash flows from financing activities
Borrowings on revolving credit facility	6,200	-
Payments on revolving credit facility	(6,200)	-
Payments on long-term debt	(12,273)	(1,219)
Taxes paid related to net share settlement of equity awards	(27)	(134)
Net cash used in financing activities	(12,300)	(1,353)
Net increase (decrease) in cash and cash equivalents	(7,088)	33,364
Change in cash and cash equivalents - discontinued operations	-	(2,291)
Cash and cash equivalents at beginning of period	7,817	20,564
Cash and cash equivalents at end of period	$729	$51,637

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

As of September 26, 2016, Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) operated two full service, casual dining restaurant brands under the names Joe’s Crab Shack (“Joe’s”) and Brick House Tavern + Tap (“Brick House”). As of September 26, 2016, we operated 113 Joe’s restaurants and 25 Brick House restaurants in 33 states within the United States and franchised two Joe’s restaurant in Dubai, U.A.E.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ignite and its wholly-owned subsidiaries as of September 26, 2016. All intercompany balances and transactions have been eliminated in consolidation.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance requires the recognition of assets and liabilities that arise from lease transactions wherein current off-balance sheet leasing activities is required to be reflected in the balance sheet. The FASB lessee accounting model retains two types of leases, and is consistent with the lessee accounting model under existing GAAP. One type of lease (finance leases) will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The other type of lease (operating leases) will be accounted for (both in the income statement and statement of cash flows) in a manner consistent with operating leases under existing GAAP. However, as it relates to the balance sheet, lessees will recognize lease liabilities based upon the present value of remaining lease payments and corresponding lease assets for operating leases with limited exception. The new standard also will require lessees and lessors to provide additional qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide supplemental information about the nature of an organization’s leasing activities. This ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. We are evaluating our expected adoption method of ASU 2016-02 and its impact on our consolidated financial position and results of operations.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the classification of cash receipts and cash payments and their presentation in the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of this ASU on our consolidated financial statements.

Note 2 — Selected Balance Sheet Accounts

The components of other current assets are as follows (in thousands):

	September 26, 2016	December 28, 2015
Prepaid insurance	$1,182	$1,663
Prepaid taxes	555	1,194
Prepaid licenses and fees	461	742
Prepaid advertising	103	135
Other	1,196	943
	$3,497	$4,677

The components of accrued liabilities are as follows (in thousands):

	September 26, 2016	December 28, 2015
Payroll and related costs	$6,253	$8,084
Insurance	6,647	7,158
Restaurant closures liability	3,448	384
Deferred gift card revenue	2,426	3,833
Interest	2,394	2,664
Property taxes	2,844	3,476
Sales and alcohol taxes	1,752	1,652
Utilities	1,602	1,466
Occupancy	1,070	936
Other	1,028	1,879
	$29,464	$31,532

Note 3 — Debt Obligations

Debt obligations consisted of the following (in thousands):

	September 26, 2016	December 28, 2015
Term loan, due February 2019	$115,890	$128,350
Less unamortized debt discount	(1,019)	(1,428)
Less debt issuance costs - term loan	(1,562)	(2,189)
Total debt, net of debt discount and issuance costs	113,309	124,733
Less current portion	(1,474)	(1,621)
Long-term debt obligations	$111,835	$123,112

On August 13, 2014, we entered into a new senior secured credit facility (“2014 Credit Agreement”), which consists of a $30.0 million revolving credit facility (“2014 Revolving Credit Facility”) and a $165.0 million term loan (“2014 Term Loan”), which both mature on February 13, 2019. The 2014 Term Loan was issued at 98.5% of par. The principal amount of the 2014 Term Loan is payable in consecutive quarterly installments of $412,500, commencing on December 31, 2014, with the balance payable in full at maturity. Since December 2015, we have made $46.5 million in voluntary prepayments on our 2014 Term Loan, which reduced our quarterly installment payments to $294,886.

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan was 8.0% as of September 26, 2016. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

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

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of September 26, 2016.

 As of September 26, 2016, we had outstanding letters of credit of approximately $4.1 million and available borrowing capacity of approximately $25.9 million under the 2014 Revolving Credit Facility.

The carrying value of our long-term debt approximates fair value. The estimate of the fair value of our debt is based on observable market information from a third party pricing source, which is classified as a level 2 input within the fair value hierarchy.

Note 4 — Restaurant Closures and Impairments

Costs associated with restaurant closures are recorded when the restaurant is closed. Expenses and losses related to closed restaurants are recorded in asset impairments and closures and loss (gain) on disposal of assets in our consolidated statements of operations. During the thirteen and thirty-nine weeks ended September 26, 2016, we closed fifteen restaurants (fourteen Joe’s restaurants and one Brick House restaurant) and eighteen restaurants (seventeen Joe’s restaurants and one Brick House restaurant), respectively due to underperformance. During the thirteen and thirty-nine weeks ended September 26, 2016, we recognized $4.5 million in closure-related expenses, including $4.2 recorded in asset impairments and closures primarily related to future minimum lease obligations and $0.3 million in loss (gain) on disposal of assets and $5.0 million in closure-related expenses, including $4.7 million recorded in asset impairments and closures primarily related to future minimum lease obligations and $0.3 million in loss (gain) on disposal of assets. During the third quarter of 2016, we also reclassified $3.9 million of accrued liabilities to the restaurant closure lability, primarily related to the deferred rent liability balances for the closed restaurants. During the thirteen and thirty-nine weeks ended September 28, 2015, we closed seven Joe’s restaurants and eight Joe’s restaurants, respectively. Included in the eight restaurants were two that were converted to Brick House restaurants and one Joe’s that was sold resulting in a net gain of $1.5 million. During the thirteen and thirty-nine weeks ended September 28, 2015, we recognized $1.6 million in closure-related expenses, including $0.9 million recorded in asset impairments and closures primarily related to future minimum lease obligations, $1.7 million of accelerated depreciation, and a net gain of $1.0 million recorded in loss (gain) on disposal of assets.   The corresponding restaurant closure liability is approximately $8.2 million, of which $3.4 million is classified as current as of September 26, 2016. A rollforward of our restaurant closure liability is shown below (in thousands):

	December 28, 2015	Additions	Adjustments	Payments	September 26, 2016
Facility and other exit costs, net of estimated sublease income	$1,267	$4,472	$3,912	$(1,488)	$8,163
Severance costs	-	196	-	(196)	-
Restaurant closure liability	$1,267	$4,668	$3,912	$(1,684)	$8,163

We evaluate the recoverability of the carrying amount of long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Our review for impairment of these long-lived assets takes into account estimates of future undiscounted cash flows. An impairment loss is recognized if the future undiscounted cash flows associated with the assets are less than their carrying value. Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair values. During the thirteen and thirty-nine weeks ended September 26, 2016, we recorded impairment charges totaling $11.1 million and $19.1 million, respectively, primarily related to fixed assets at closed restaurants, to reduce the carrying value to their estimated fair value. During the thirteen and thirty-nine weeks ended September 28, 2015, we recorded impairment charges totaling $3.9 million related to fixed assets to reduce the carrying value of one Joe’s restaurant, which was closed during that period, to its estimated fair value.

Note 5 — Stock-Based Compensation

During the thirteen and thirty-nine weeks ended September 26, 2016, the board of directors granted approximately 21 thousand and 404 thousand stock appreciation rights (“SARs”) respectively with a weighted average grant date fair value of $1.26. During the thirty-nine weeks ended September 26, 2016, the board of directors granted approximately 173 thousand shares of restricted stock with a weighted average grant date fair value of $2.71. As of September 26, 2016, we had unrecognized stock-based compensation expense of approximately $1.5 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.3 years.

The following table provides the significant weighted average assumptions used to determine the fair value of SARs on the grant date using the Black-Scholes option-pricing model for awards granted during the thirty-nine weeks ended September 26, 2016 and September 28, 2015:

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	September 26, 2016			September 28, 2015
Expected term (in years)		6.25			6.25
Expected volatility		46.2%			43.6%
Dividend yield		0.0%			0.0%
Risk-free interest rate	1.3%	-	1.6%	1.5%	-	1.8%

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

Note 6 — Net Loss per Share

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

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Denominator:
Basic weighted average shares outstanding	25,866	25,761	25,819	25,719
Effect of dilutive securities	-	-	-	-
Diluted weighted average shares outstanding	25,866	25,761	25,819	25,719

For the thirteen and thirty-nine weeks ended September 26, 2016, we excluded 953 thousand SARs outstanding and 401 thousand shares of restricted stock from the calculation of diluted net loss per share because the effect was anti-dilutive due to the net loss during the respective periods. For the thirteen and thirty-nine weeks ended September 28, 2015, we excluded 1.6 million SARs outstanding and 365 thousand shares of restricted stock from the calculation of diluted net loss per share because their effect was anti-dilutive due to the net loss during the respective periods.

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

On August 22, 2016, in the Superior Court of California, County of San Francisco, a former manager at Joe’s Crab Shack in San Francisco filed a complaint against us alleging that he, and all other salaried employees in California (with the exception of those who worked at restaurants in Orange County, Los Angeles County and/or Ventura County), were misclassified as exempt employees and are therefore entitled to unpaid overtime, as well as compensation for missed meal and rest breaks. This former employee purports to represent a statewide class of salaried employees on their state law claims. We have removed this complaint to federal court, answered and asserted affirmative defenses and are vigorously contesting this matter. At this early stage, we cannot predict with any certainty whether the former employees will prevail or the amount of damages they might recover were they to prevail.

On August 24, 2016, in the Superior Court of California, County of Los Angeles, two former managers at Joe’s Crab Shack locations in California filed a complaint against us alleging that they, and all other salaried employees who worked at Joe’s Crab Shack locations in Orange County, Los Angeles County and/or Ventura County, California, were misclassified as exempt employees and are therefore entitled to unpaid overtime, as well as compensation for missed meal and rest breaks. These former employees purport to represent a statewide class of salaried employees on their state law claims. We have removed this complaint to federal court, answered and asserted affirmative defenses and are vigorously contesting this matter. At this early stage, we cannot predict with any certainty whether the former employees will prevail or the amount of damages they might recover were they to prevail.

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

Income taxes for the thirteen and twenty-six weeks ended September 26, 2016 and September 28, 2015 were estimated using the discrete method, which is based on actual year-to-date loss before income taxes and estimated tax credits generated primarily related to FICA taxes paid on employee tip income. We believe that this method yields a more reliable income tax calculation for the interim periods. The estimated annual effective tax rate method was not reasonable due to its sensitivity to small changes in forecasted annual loss before income taxes, which would result in significant variations in the customary relationship between income tax expense and loss before income taxes for interim periods.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of our credit carryforwards, which begin to expire in 2031. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. According to ASC Topic No. 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Therefore, during the thirteen weeks ended September 26, 2016 we recorded a valuation allowance of $6.4 million. During the thirteen weeks ended September 28, 2015, we recorded a valuation allowance of $2.6 million for continuing operations and reversed $0.4 million of valuation allowance for discontinued operations.

During the thirty-nine weeks ended September 26, 2016 we recorded a valuation allowance of $11.7 million against our deferred tax assets.  During the thirty-nine weeks ended September 28, 2015, we recorded a valuation allowance of $5.4 million for continuing operations and $28.5 million for discontinued operations.

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Revenues
Joe's Crab Shack	$100,791	$114,801	$305,384	$340,276
Brick House Tavern + Tap	$19,146	18,556	63,209	58,470
	$119,937	$133,357	$368,593	$398,746

Income (loss) from operations
Joe's Crab Shack	$(7,986)	$4,207	$(5,298)	$21,224
Brick House Tavern + Tap	$210	1,284	157	4,555
Corporate	$(4,080)	(4,977)	(13,100)	(17,776)
	$(11,856)	$514	$(18,241)	$8,003

Depreciation and amortization
Joe's Crab Shack	$4,501	$6,383	$13,609	$16,036
Brick House Tavern + Tap	$1,200	1,112	3,711	3,346
Corporate	$232	267	756	786
	$5,933	$7,762	$18,076	$20,168

Capital expenditures
Joe's Crab Shack	$363	$2,851	$2,016	$5,693
Brick House Tavern + Tap	$160	510	6,044	5,698
Corporate	$49	324	931	858
	$572	$3,685	$8,991	$12,249

	September 26, 2016	December 28, 2015
Property and equipment, net
Joe's Crab Shack	$93,875	$122,450
Brick House Tavern + Tap	45,128	51,351
Corporate	2,615	2,506
	$141,618	$176,307

Intangible assets, net
Joe's Crab Shack	$2,811	$3,559
Brick House Tavern + Tap	1,889	1,913
Corporate	8	10
	$4,708	$5,482

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

As of September 26, 2016, Ignite Restaurant Group, Inc. operated two restaurant brands in the casual dining segment, Joe’s Crab Shack (“Joe’s”) and Brick House Tavern + Tap (“Brick House”). Both of our restaurant brands offer a variety of high-quality food in a distinctive, casual, high-energy atmosphere. Joe’s and Brick House operate in a diverse set of markets across the United States. As of September 26, 2016, we operated 113 Joe’s restaurants and 25 Brick House restaurants in 33 states within the United States and franchised two Joe’s restaurants in Dubai, U.A.E.

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

During the thirteen weeks ended September 26, 2016, we closed 14 Joe’s restaurants and one Brick House restaurant. Additionally one franchise restaurant was opened in Dubai, U.A.E during the third quarter of 2016.

Outlook

Our near term business strategy focuses on two primary elements: increasing comparable restaurant sales and improving operating margins at Joe’s and Brick House. We have continued to experience sales declines at Joe’s and Brick House with comparable restaurant sales decreasing 5.0% and 6.5%, respectively, during the first three quarters of 2016. In order to reverse these negative trends, we have deployed many different operational strategies. We also rolled out new menus in the second quarter which included fewer items in order to help reduce food preparation times and also increase the speed of service, but so far it has not had a meaningful impact on sales or guest traffic. The biggest declines in sales and guest traffic continue to be on the weekends.  We have started introducing new menu items at both brands to enhance the current offerings as well as to improve the value proposition for our guests.  We have also renewed our focus on celebrations at Joe’s to capitalize on the fun, family friendly environment.

We are also continuing to pursue strategic alternatives for underperforming restaurants. During the third quarter of 2016, we closed 14 Joe’s and one Brick House.  If the operating performance at Joe’s or Brick House does not improve, we may have to recognize additional asset impairments or closure-related expenses and increase our valuation allowance during 2016 against some or all of our deferred tax assets. We may also be unable to remain in compliance with all of our debt covenants. Refer to “Liquidity and Capital Resources” section for further discussion.

Results of Operations

The following table presents the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended September 26, 2016 and September 28, 2015, expressed as a percentage of revenue.

	Thirteen Weeks Ended
	September 26, 2016	September 28, 2015

Revenues	100.0%	100.0%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	33.1	30.9
Labor expenses	28.1	27.9
Occupancy expenses	8.1	7.9
Other operating expenses	17.9	19.3
General and administrative	4.6	4.9
Depreciation and amortization	4.9	5.8
Pre-opening costs	-	0.0
Asset impairments and closures	12.8	3.6
Loss (gain) on disposal of assets	0.4	(0.7)
Total costs and expenses	109.9	99.6
Income (loss) from operations	(9.9)	0.4
Interest expense, net	(2.6)	(2.9)
Loss on insurance settlements	-	(0.3)
Loss from continuing operations before income taxes	(12.5)	(2.8)
Income tax expense	0.1	0.4
Loss from continuing operations	(12.6)	(3.2)
Income from discontinued operations, net	-	0.3
Net loss	(12.6)%	(2.9)%

	Thirty-Nine Weeks Ended
	September 26, 2016	September 28, 2015

Revenues	100.0%	100.0%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	32.4	31.1
Labor expenses	29.2	28.1
Occupancy expenses	8.1	7.8
Other operating expenses	18.5	18.9
General and administrative	4.8	5.8
Depreciation and amortization	4.9	5.1
Pre-opening costs	0.2	0.1
Asset impairments and closures	6.4	1.2
Loss (gain) on disposal of assets	0.2	(0.1)
Total costs and expenses	104.9	98.0
Income (loss) from operations	(4.9)	2.0
Interest expense, net	(2.6)	(2.9)
Loss (gain) on insurance settlements	0.2	(0.1)
Loss from continuing operations before income taxes	(7.3)	(1.0)
Income tax expense	0.1	0.4
Loss from continuing operations	(7.4)	(1.4)
Loss from discontinued operations, net	-	(5.1)
Net loss	(7.4)%	(6.5)%

*	The percentages reflected are subject to rounding adjustments. They may not foot due to rounding.

The following table sets forth additional operating information for the periods indicated that we use in assessing our performance:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	September 26, 2016	September 28, 2015
	(dollars in thousands)
Selected Other Data:
Number of restaurants open (end of period):
Joe's Crab Shack	113	131
Brick House Tavern + Tap	25	23
Total restaurants - continuing operations	138	154

Restaurant operating weeks
Joe's Crab Shack	1,622	1,769
Brick House Tavern + Tap	332	299

Average weekly sales
Joe's Crab Shack	$62	$65
Brick House Tavern + Tap	$58	$62

Change in comparable restaurant sales
Joe's Crab Shack	(6.5% )	(6.6%	)
Brick House Tavern + Tap	(8.9% )	(0.7%	)

Income (loss) from operations
Joe's Crab Shack	$(7,986)	$4,207
Brick House Tavern + Tap	210	1,284
Corporate	(4,080)	(4,977)
Total - continuing operations	$(11,856)	$514

Adjusted income from continuing operations(2)	$828	$1,880

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	September 26, 2016	September 28, 2015 (1)
	(dollars in thousands)
Selected Other Data:
Number of restaurants open (end of period):
Joe's Crab Shack	113	131
Brick House Tavern + Tap	25	23
Total restaurants	138	154

Restaurant operating weeks
Joe's Crab Shack	4,988	5,368
Brick House Tavern + Tap	991	877

Average weekly sales
Joe's Crab Shack	$61	$63
Brick House Tavern + Tap	$64	$67

Change in comparable restaurant sales
Joe's Crab Shack	(5.0% )	(4.9% )
Brick House Tavern + Tap	(6.5% )	2.5%

Income (loss) from operations
Joe's Crab Shack	$(5,298)	$21,224
Brick House Tavern + Tap	157	4,555
Corporate	(13,100)	(17,776)
Total	$(18,241)	$8,003

Adjusted income (loss) from continuing operations(2)	$(1,296)	$3,186

(1)	Includes only results of Joe’s and Brick House due to the reclassification of Macaroni Grill’s operations to discontinued operations.
(2)

A reconciliation and discussion of this non-GAAP financial measure is included below under “Non-GAAP Financial Measures.” This measure should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

 Thirteen Weeks Ended September 26, 2016 Compared to Thirteen Weeks Ended September 28, 2015

Revenues

Revenues were $119.9 million during the third quarter of 2016, a decrease of $13.4 million, or 10.1%, compared to revenues of $133.4 million during the third quarter of 2015. The decrease was primarily caused by a decrease in comparable restaurant sales for Joe’s and Brick House and a net decrease in operating weeks due to the closure of 18 Joe’s restaurants and one Brick House restaurant since the third quarter of 2015, partially offset by sales from three new Brick House restaurant openings in the first quarter of 2016.

Revenues at Joe’s decreased 12.2% to $100.8 million in the third quarter of 2016 versus $114.8 million in the third quarter of 2015. This decrease was primarily due to a 6.5% decrease in comparable restaurant sales and restaurant closures. The comparable restaurant sales decrease was comprised of a 9.9% decrease in traffic, partially offset by a 2.3% increase in mix and a 1.1% increase in pricing.

Brick House revenues increased 3.2% to $19.1 million in the third quarter of 2016 versus $18.6 million in the third quarter of 2015 due to three new restaurant openings in the first quarter of 2016, partially offset by the closing of one restaurant and a 8.9% decrease in comparable restaurant sales. The comparable restaurant sales decrease was comprised of an 8.8% decrease from traffic and mix and a 0.1% decrease in pricing.

Cost of Sales

Cost of sales decreased by $1.4 million, or 3.5%, to $39.8 million in the third quarter of 2016 versus $41.2 million in the comparable period of 2015. As a percent of revenue, cost of sales increased to 33.1 % from 30.9% in the prior year primarily due to the impact of all-you-can-eat crab, as well as commodity price inflation.

Labor Expenses

Labor expenses decreased by $3.5 million, or 9.3%, to $33.7 million in the third quarter of 2016 versus $37.2 million in the comparable period last year. The decrease was primarily due to the restaurant closures. Labor expenses, as a percent of revenue, increased to 28.1% from 27.9% due to the impact of fixed cost deleverage on lower sales.

Occupancy Expenses

Occupancy expenses decreased by $0.9 million, or 8.4%, to $9.7 million in the third quarter of 2016 versus $10.6 million in the comparable period last year. The decrease was primarily due to restaurant closures. As a percent of revenue, occupancy expenses increased to 8.1% from 7.9% in the prior year due to the impact of fixed cost deleverage on lower sales.

Other Operating Expenses

Other operating expenses decreased by $4.4 million, or 16.9%, to $21.4 million in the third quarter of 2016 compared to $25.8 million in the comparable prior year period. As a percent of revenue, other operating expenses decreased to 17.9% from 19.3% primarily due to decreases in marketing, partially offset by an increase in insurance expenses.

General and Administrative

General and administrative expense decreased by $1.0 million, or 15.8%, to $5.5 million in the third quarter of 2016 versus $6.5 million in the third quarter of 2015, which was primarily due to lower stock compensation expense, and a reduction in professional fees. As a percent of revenue, general and administrative expenses decreased to 4.6% from 4.9%.

Asset impairments and closures

Asset impairments and closure expenses increased to $15.3 million in the third quarter of 2016 from $4.8 million in the comparable period last year, due to $11.1 million in impairment charges and $4.2 million in closure-related expenses, primarily from 14 Joe’s restaurants and one Brick House restaurant closed in the third quarter of 2016. During the third quarter of 2015, we recorded a $3.9 million impairment charge and $0.9 million in closure-related expenses related to the closing of seven Joe’s restaurants.

Income (Loss) from Operations

As a result of the foregoing, consolidated income (loss) from operations decreased to an $11.9 million loss in the third quarter of 2016 compared to $0.5 million income in the comparable period last year.

Income (loss) from operations for the Joe’s brand decreased to an $8.0 million loss in the third quarter of 2016 from $4.2 million income in the third quarter of 2015. As a percent of revenue, excluding the $10.9 million impairment charge and the $4.0 million closure-related expenses, Joe’s income from operations was 6.9% for the current quarter compared to 8.5% in the prior year. This decrease was primarily attributable to increased food cost caused by all-you-can-eat crab and higher commodity prices and higher insurance expenses, partially offset by a decrease in marketing expenses.

Income (loss) from operations for Brick House decreased to $0.2 million in the current quarter compared to $1.3 million in the prior year quarter. As a percent of revenue, excluding the $0.2 impairment charge and the $0.5 million closure-related expenses, Brick House income from operations decreased to 4.5% from 6.9% primarily due to higher food costs, utilities and insurance expenses.

Interest Expense, Net

Interest expense, net decreased by $0.7 million, or 17.7%, to $3.2 million during the current quarter from $3.8 million during the prior year quarter primarily due to a lower average debt balance after $40.0 million in voluntary prepayments through the second quarter of 2016, partially offset by a $145 thousand write-off of debt discount and debt issuance costs related to the $6.5 million voluntary prepayment at the end of the third quarter of 2016.

Income Tax Expense

Income tax expense decreased by $0.4 million to $0.1 million during the current quarter from $0.5 million during the prior year quarter primarily due to a larger loss before income taxes during the current quarter versus the prior year. This decrease is offset by an increase of $6.4 million in the valuation allowance in the current year compared to an increase of $2.6 million in the valuation allowance in the prior year.

 Thirty-Nine Weeks Ended September 26, 2016 Compared to Thirty-Nine Weeks Ended September 28, 2015

Revenues

Revenues were $368.6 million during the thirty-nine weeks ended September 26, 2016, a decrease of $30.2 million, or 7.6%, compared to revenues of $398.8 million during the thirty-nine weeks ended September 28, 2015. The decrease was primarily caused by a decrease in comparable restaurant sales for Joe’s and Brick House, and a net decrease in operating weeks due to the closure of nine Joe’s restaurants in fiscal year 2015, three Joe’s restaurants in the second quarter of 2016 and another fourteen Joe’s restaurants and one Brick House restaurant during the third quarter of 2016, partially offset by sales from three new Brick House restaurant openings in the first quarter of 2016.

Revenues at Joe’s decreased 10.3% to $305.4 million in the year-to-date period of 2016 versus $340.3 million in the year-to-date period of 2015. This decrease was primarily due to a 5.0% decrease in comparable restaurant sales and restaurant closures since the second quarter of 2015. The comparable restaurant sales decrease was comprised of a 6.3% decrease in traffic, partially offset by a 1.3% increase in pricing.

Brick House revenues increased 8.1% to $63.2 million in the year-to-date period of 2016 versus $58.5 million in the year-to-date period of 2015 due to three new restaurant openings in the first quarter of 2016, partially offset by a 6.5% decrease in comparable restaurant sales. The comparable restaurant sales decrease was comprised of a 6.9% decrease from traffic and mix, partially offset by a 0.5% increase in pricing.

Cost of Sales

Cost of sales decreased by $4.3 million, or 3.4%, to $119.6 million in the year-to-date period of 2016 versus $123.8 million in the comparable period of 2015. As a percent of revenue, cost of sales increased to 32.4% from 31.1% in the prior year primarily due to the impact of all-you-can-eat crab, as well as commodity price inflation.

Labor Expenses

Labor expenses decreased by $4.2 million, or 3.7%, to $107.8 million in the year-to-date period of 2016 versus $112 million in the comparable period last year primarily due to restaurant closures. Labor expenses, as a percent of revenue, increased to 29.2% from 28.1% due to labor inefficiencies and the impact of fixed cost deleverage on lower sales.

Occupancy Expenses

Occupancy expenses decreased by $1.5 million, or 4.6%, to $29.8 million in the year-to-date period of 2016 versus $31.2 million in the comparable period last year. The decrease was primarily due to restaurant closures. As a percent of revenue, occupancy expenses increased to 8.1% from 7.8% in the prior year due to the impact of fixed cost deleverage on lower sales.

Other Operating Expenses

Other operating expenses decreased by $7.1 million, or 9.4%, to $68.4 million in the year-to-date period of 2016 compared to $75.4 million in the comparable prior year period. This decrease was primarily due to a decrease of $4.8 million in advertising expense and lower insurance and utilities expenses, partially offset by increased repairs and maintenance expenses. As a percent of revenue, other operating expenses decreased to 18.5% from 18.9%.

General and Administrative

General and administrative expense decreased by $5.6 million, or 23.9%, to $17.7 million in the year-to-date period of 2016 versus $23.3 million in the comparable prior year period, which was primarily due to personnel reductions in connection with the closing of the sale of Macaroni Grill in the second quarter of 2015, lower bonus expense, and a reduction in professional fees. As a percent of revenue, general and administrative expenses decreased to 4.8% from 5.8%.

Depreciation and Amortization

Depreciation and amortization decreased by $2.1 million, or 10.4%, to $18.1 million in the year-to-date period of 2016 compared to $20.2 million in the comparable period of 2015. This decrease is mainly due to lower restaurant count. As a percent of revenue, depreciation and amortization decreased to 4.9% from 5.1%.

Pre-Opening Costs

Pre-opening costs increased to $0.9 million in the year-to-date period of 2016 from $0.5 million in the comparable prior year period. We opened three new restaurants in the first half of 2016 compared to two restaurants opened in the comparable period last year.

Asset Impairments and Closures

Asset impairments and closure expenses increased to $23.8 million in the year-to-date period of 2016 from $4.8 million in the comparable period last year, due to a $19.1 million impairment charge and $4.7 million in closure-related expenses, primarily from 17 Joe’s restaurants and one Brick House restaurant closed in the year-to-date period of 2016 compared to one restaurant closed in the comparable period of 2015.

Income (Loss) from Operations

As a result of the foregoing, consolidated income (loss) from operations decreased to an $18.2 million loss in the year-to-date period of 2016 compared to $8.0 million income in the comparable period last year.

Income (loss) from operations for the Joe’s brand decreased to a $5.3 million loss in the year-to-date period of 2016 from $21.2 million in the comparable period of 2015. As a percent of revenue, excluding $16.4 million in impairment charges and $4.3 million in closure-related expenses, Joe’s income from operations was 5.0% for the current year compared to 7.9% in the prior year. This decrease was primarily attributable to increased food cost caused by all-you-can-eat crab and higher commodity prices, higher labor expenses, and reduced leverage on fixed costs due to lower sales, partially offset by a decrease in marketing expenses.

Income from operations for Brick House decreased to $0.2 million income in the current year compared to $4.6 million income in the prior year. As a percent of revenue, excluding $2.7 million in impairment charges and $0.5 million in closure-related expenses, Brick House income from operations decreased to 5.3% from 7.8% due to increased food costs, marketing, and repairs and maintenance expenses and reduced leverage on fixed costs due to lower sales.

Interest Expense, Net

Interest expense, net decreased by $2.1 million, or 18.5%, to $9.4 million during the current year from $11.6 million during the prior year primarily due to a lower average debt balance after $46.5 million in voluntary prepayments since December 2015, partially offset by a $266 thousand write-off of debt discount and debt issuance costs related to voluntary prepayments made during 2016.

Gain on Insurance Settlements

Gain on insurance settlements increased to $0.8 million from $0.4 million loss in the prior year. The current year gain is related to insurance claims for two restaurants damaged by fire in a prior year, partially offset by a loss on one restaurant damaged by fire in 2016.

Income Tax Expense

Income tax expense decreased by $1.4 million to $0.3 million during the year-to-date period of 2016 from $1.8 million during the comparable prior year period primarily due to a larger loss before income taxes during the current year. This decrease is offset by an increase of $11.7 million in the valuation allowance in the current year compared to an increase of $5.4 million in the valuation allowance in the prior year and a $0.7 million increase in tax benefit shortfalls related to vested stock-based compensation awards that were forfeited by terminated employees.

Discontinued Operations, net

Income from discontinued operations was $0 in the year-to-date period of 2016 compared to a loss from discontinued operations of $20.3 million in the comparable period of 2015. In April 2015, we completed the sale of Macaroni Grill. We recorded a $22.4 million impairment charge during the first quarter of 2015 to write down the net assets of Macaroni Grill to their estimated fair value less cost to sell. During the first quarter of 2015, we also recorded a net gain of $2.1 million on the sale of certain assets of Macaroni Grill and a $1.0 million gain on insurance settlements. During the second quarter of 2015, we recorded a $6.1 million loss on disposal of the Macaroni Grill, which was partially offset by the related tax benefit.

Seasonality

There is a seasonal component to the Joe’s business which typically peaks in the summer months (June, July and August) and slows in the winter months (November, December and January). Because of the seasonality of our business, results for any fiscal quarter are not necessarily indicative of the results that may be achieved for future fiscal quarters or for the full fiscal year.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents, and our senior secured credit facility. Our primary requirements for liquidity and capital are restaurant development, working capital and general corporate needs. Additionally since December 2015, we have repaid $47.5 million of our 2014 Term Loan in an effort to reduce our leverage. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate, and will continue to operate, with negative working capital. Our requirement for working capital is not significant since our restaurant guests pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, we are able to sell and collect payment for many of our inventory items before we have to pay our suppliers for such items. Our restaurants do not require significant inventories or receivables.

We believe that these sources of liquidity and capital will be sufficient to finance our continued operations for at least the next twelve months.

We have experienced declines in comparable restaurant sales and income from operations at Joe’s and Brick House. While we expect to be in compliance with our debt covenants over the next twelve months, a number of factors, including but not limited to continued declines in comparable restaurant sales, increased labor costs and underperforming restaurants, could cause us to be in violation of our debt covenants, and as such, in default of our 2014 Credit Agreement. In an event of default, our lenders may accelerate the maturity of all of our indebtedness. Our on-going efforts to voluntarily prepay a portion of our outstanding debt and the closing of certain underperforming restaurants is aimed at improving our current and future financial covenant ratios. If our initiatives to improve our financial covenant ratios fail and we are unable to obtain a waiver or modification of our current debt agreement, we may not have sufficient liquidity to repay the entire balance of our borrowings and support our daily operations.

However, we can manage and supplement our liquidity position by closing or selling underperforming restaurants, postponing restaurant development, cutting discretionary capital expenditure spending, and divesting non-core assets. We may also decide to raise additional funds through the sale of equity or debt in the public capital markets or in privately negotiated transactions. We are currently exploring options to refinance our current debt agreement. There can be no assurance, however, that any of these financing options would be available on favorable terms, if at all.

The following table shows summary cash flows information for the thirty-nine weeks ended September 26, 2016 and September 28, 2015 (in thousands):

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	September 26, 2016	September 28, 2015
Net cash provided by (used in):
Operating activities
Continuing operations	$12,334	$29,776
Discontinued operations	-	3,891
Investing activities
Continuing operations	(7,362)	(10,589)
Discontinued operations	240	11,639
Financing activities	(12,300)	(1,353)
Net increase (decrease) in cash and cash equivalents	(7,088)	33,364
Increase in cash and cash equivalents - discontinued operations	-	(2,291)
Net increase (decrease) in cash and cash equivalents - continuing operations	$(7,088)	$31,073

Operating Activities

Net cash provided by operating activities – continuing operations was $12.3 million for the thirty-nine weeks ended September 26, 2016 and $29.8 million for the thirty-nine weeks ended September 28, 2015. The $17.5 million decrease from the prior year period is primarily due to lower sales and changes in working capital, partially offset by lower general and administrative expenses and interest payments.

Net cash provided by operating activities – discontinued operations was $0 for the thirty-nine weeks ended September 26, 2016 and $3.9 million for the thirty-nine weeks ended September 28, 2015. The $3.9 million was due to the lower marketing expenses during the operations of Macaroni Grill in 2015.

Investing Activities

Net cash used in investing activities – continuing operations decreased by $3.2 million to $7.4 million for the thirty-nine weeks ended September 26, 2016 compared to $10.6 million for the thirty-nine weeks ended September 28, 2015 mainly due to the decrease in capital expenditures from prior year.

We estimate that total capital expenditures for fiscal year 2016 will be approximately $10.0 million to $12.0 million.

Net cash provided by investing activities – discontinued operations was $240 thousand for the thirty-nine weeks ended September 26, 2016 and $11.6 million for the thirty-nine weeks ended September 28, 2015. The net cash provided in 2015 related to the sale of Macaroni Grill during the second quarter of 2015 and the sale of certain Macaroni Grill restaurants prior to the sale of the Macaroni Grill business, while the net cash provided in 2016 relates to the remaining selling price of Macaroni Grill held in escrow at closing date and released during the second quarter of 2016.

Financing Activities

Net cash used in financing activities was $12.3 million for the thirty-nine weeks ended September 26, 2016 compared to $1.4 million for the thirty-nine weeks ended September 28, 2015 primarily due to $11.5 million in voluntary prepayments on the term loan during 2016.

Senior Secured Credit Facility

On August 13, 2014, we entered into a new senior secured credit facility (“2014 Credit Agreement”), which consists of a $30.0 million revolving credit facility (“2014 Revolving Credit Facility”) and a $165.0 million term loan (“2014 Term Loan”), which both mature on February 13, 2019. The 2014 Term Loan was issued at 98.5% of par. The principal amount of the 2014 Term Loan is payable in consecutive quarterly installments of $412,500, commencing on December 31, 2014, with the balance payable in full at maturity. Since December 2015, we have made $46.5 million in voluntary prepayments on our 2014 Term Loan, which reduced our quarterly installment payments to $294,886.

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan was 8.0% as of September 26, 2016. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

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

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of September 26, 2016.

As of September 26, 2016, we had outstanding letters of credit of approximately $4.1 million and available borrowing capacity of approximately $25.9 million under the 2014 Revolving Credit Facility.

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

Adjusted income (loss) from continuing operations and adjusted income (loss) from continuing operations per share

We calculate adjusted income (loss) from continuing operations by eliminating from income (loss) from continuing operations the impact of items we do not consider indicative of our ongoing operations. Specifically, we believe that these non-GAAP measures provide greater comparability and enhanced visibility into our results of operations, excluding the impact of special charges and certain other expenses. Adjusted income (loss) from continuing operations represents income (loss) from continuing operations less items such as (a) costs related to conversions, remodels and closures, (b) gain on insurance settlements, (c) write-off of debt issuance costs and debt discount, (d) asset impairments, (e) the current and deferred income tax effect of the above described adjustment (calculated using a marginal year-to-date tax rate of 39.0% for the thirteen and thirty-nine weeks ended September 26, 2016 and 39.6% for the thirteen and thirty-nine weeks ended September 28, 2015), and (f) the deferred tax asset valuation allowance. We believe these measures provide additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to these adjustments.

A reconciliation of income (loss) from continuing operations to adjusted income (loss) from continuing operations is as follows (in thousands, except earnings per share):

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	September 26, 2016	September 28, 2015	September 26, 2016	September 28, 2015
Income (loss) from continuing operations	$(15,163)	$(4,288)	$(27,232)	$(5,753)
Adjustments - continuing operations:
Costs related to conversions, remodels and closures	4,530	1,559	4,768	1,622
Loss (gain) on insurance settlements	-	428	(755)	428
Write-off of debt issuance costs and debt discount	145	-	266	-
Asset impairments	11,099	3,881	19,102	3,881
Income tax effect of adjustments above
Current expense (benefit)	(198)	-	(130)	(8)
Deferred benefit	(5,953)	(2,324)	(8,989)	(2,341)
Deferred tax asset valuation allowance	6,368	2,624	11,674	5,357

Adjusted income (loss) from continuing operations	$828	$1,880	$(1,296)	$3,186

Weighted average shares outstanding
Basic	25,866	25,761	25,819	25,719
Diluted	25,866	25,792	25,819	25,738
Income (loss) from continuing operations per share
Basic and diluted	$(0.59)	$(0.17)	$(1.05)	$(0.22)
Adjusted income (loss) from continuing operations per share
Basic and diluted	$0.03	$0.07	$(0.05)	$0.12

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

During the thirteen and thirty-nine weeks ended September 26, 2016, there were no significant changes in our accounting policies or estimates.

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

Commodity Price Risk

Many of the food products we purchase are affected by commodity pricing that is subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and are generally unpredictable. For the thirty-nine weeks ended September 26, 2016, crab, lobster and shrimp accounted for approximately 55% of total food purchases. Crab and lobster are wild caught and sourced from government regulated and sustainable fisheries. Other categories affected by the commodities markets, such as dairy, seafood, beef and fish, each account for approximately 4% to 10% of our food purchases. While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities we require, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods. Our purchasing department negotiates prices and quantities for all of our ingredients through either cancellable contracts (with varying length terms), spot market purchases or commodity pricing formulas. Changes in commodity prices would generally affect us and our competitors similarly, depending on the terms and duration of supply contracts. We also enter into fixed price supply contracts for certain products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can have an adverse effect on margins.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2014 Credit Facility, which bear interest at variable rates. As of September 26, 2016, we had $115.9 million outstanding under our 2014 Credit Facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. We do not currently have any such derivative financial instruments in place. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Taking into account the 1% floor on our LIBOR borrowings under our senior secured credit facility, a 1% increase in the interest rate on the outstanding balance of our variable rate debt would result in a $1.0 million change in our annual results of operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 26, 2016, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2016.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 26, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Amendment of the Amended and Restated Certificate of Incorporation of Ignite Restaurant Group, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 27, 2016 filed on August 3, 2016 and incorporated herein by reference).
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

IGNITE RESTAURANT GROUP, INC.

November 2, 2016	By:	/s/ Brad A. Leist
		Name:	Brad A. Leist
		Title:	Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)