Form 10-K
period 2017-01-02
Ignite Restaurant Group, Inc.
filed 2017-04-03
CIK 1526796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-35549

IGNITE RESTAURANT GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3421359 (I.R.S. Employer Identification No.)
10555 Richmond Avenue, Houston, Texas (Address of Principal Executive Offices)	77042 (Zip Code)
Telephone Number: (713) 366-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 27, 2016 (the last business day of the most recently completed second quarter) was $12,954,472, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select market on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock,

as of the latest practicable date.

As of March 30, 2017, 26,232,865 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

None

i

PART I

Item 1. BUSINESS.

Our Company

Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) is a diversified restaurant company that operates a portfolio of two restaurant brands, Joe’s Crab Shack (“Joe’s”) and Brick House Tavern + Tap (“Brick House”). Both of our restaurant brands offer a variety of high-quality food and beverages in a distinctive, casual, high-energy atmosphere, and operate in a diverse set of markets across the United States and internationally. As of January 2, 2017, we operated 112 Joe’s and 25 Brick House restaurants in 32 states. We currently have three Joe’s franchised restaurants in Dubai, U.A.E.

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

J.H. Whitney VI, L.P., an affiliate of J.H. Whitney Capital Partners, LLC, owns approximately 66.1% of our total outstanding common stock as of January 2, 2017.

Recent Developments

On April 3, 2017, we announced the following developments relating to our business:

Sale of Our Business

Our Board of Directors, working together with our management team and our financial advisor, has commenced a process to pursue the sale of our business, which could be sold as an entirety or through the separate sales of our two restaurant brands, Joe’s Crab Shack and Brick House Tavern + Tap. There can be no assurance that the process that we are undertaking will be successful. In addition, we cannot predict the terms or timing of any transaction that we may undertake or whether any such transaction will result in any proceeds for the holders of our common stock.

Changes in Senior Management Team

Robert S. Merritt, who has served on our Board of Directors since March 2014 and as Chief Executive Officer since November 2015, will resign from those positions after the filing of this Annual Report on Form 10-K, but will continue to serve as a consultant to the Company. Jonathan Tibus, a Managing Director with Alvarez & Marsal, has been elected our Chief Executive Officer. Most recently, Mr. Tibus served as CEO of Last Call Operating Co., which owned and managed over 80 restaurants under the brand names of Champps, Bailey’s, and Fox & Hound. He also recently served as Chief Restructuring Officer (CRO) to Quiznos, a sandwich restaurant franchisor with over 2,000 domestic and international stores, and as Chief Operating Officer (COO) to Max & Erma’s, a $150 million chain of casual dining restaurants. In addition, Brad Leist, our Senior Vice President and Chief Financial Officer, has been promoted to the additional position of Chief Administrative Officer, and Steve Metzger, our Vice President and General Counsel, has been promoted to Senior Vice President, General Counsel and Secretary of the Company.

The Forbearance Agreement

On March 31, 2017, we entered into an agreement with certain of the lenders and the Administrative Agent (collectively, the “Forbearing Lenders”) under our 2014 Credit Facility, whereby the Forbearing Lenders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the 2014 Credit Facility with respect to certain defaults, events of default, and anticipated events of default (the “Forbearance Agreement”). The Forbearance Agreement is effective until the earliest of (i) May 9, 2017, or (ii) the occurrence or existence of any default or event of default other than defaults, events of default and anticipated events of default that are subject to the Forbearance Agreement. Should we be in default of the Forbearance Agreement or should the required lenders and the Administrative Agent not agree to further extend such Forbearance Agreement, the Administrative Agent and lenders would be free to exercise any rights and remedies with respect to such defaults and events of defaults pursuant to the terms of the 2014 Credit Facility.

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

 Menu and Menu Development

We are focused on elevating our high-quality food and beverage offerings. Born out of consumer insights, our in-house Marketing and Culinary departments continually create new food and beverage products for Joe’s and Brick House, which are intended to exceed guest expectations. A variety of research tools are used to identify opportunities and evaluate current offerings, including segmentation and core menu studies, brand screens, social media and in-restaurant surveys. We use a third party econometric consulting firm to provide statistical analysis around pricing, allowing us to make fact-based decisions on pricing and menu engineering.

Joe’s Crab Shack

Joe’s aims to offer signature, craveable items to its guests. For example, we have shifted the menu mix at Joe’s by focusing on entrées featuring crab over the last several years. Crab is strategically positioned center stage in our menu through the Steampots and Buckets of Crab categories, highlighting the importance of the menu item. Joe’s Steampots and Buckets of Crab allow guests to choose between seasonal varieties of crab (Queen, Snow, Dungeness and King) and whole lobster. Steampots, our bestselling item, are overflowing with generous portions of crab seasoned to our guest’s tastes, other seafood, red potatoes, sausage and a fresh ear of corn. Our Buckets of Crab allow guests to pair their favorite crab with several distinctive seasonings ranging from BBQ to Chesapeake Style or Garlic Herb. Joe’s also leverages its crab-forward menu with other craveable crab items, including Made-From-Scratch Crab Cakes, Crab Nachos and Crazy Good Crab Dip. As a result of this strategy, entrées at Joe’s featuring crab comprise approximately 47% of total food revenues. We believe this crab-focused menu mix has contributed to increases in guest satisfaction and gross profit dollars. In addition to our core crab-focused menu, Joe’s also offers a broad range of seafood entrées like Southern Stuffed Shrimp, Cedar Roasted Salmon and Redfish ‘N Lobster, plus hand-breaded traditional platters including East Coast Platter and Shrimp Sampler. Joe’s also offers several “out of water” options such as Herb Chicken and Joe’s Steak Deal. In addition, alcoholic beverages have significantly evolved to support the elevated food strategy, with vacation-style drinks, including the Shark Bite, Category 5 Hurricane and Mason Jar cocktails emerging as guests’ top choices.

Joe’s menu includes more than 12 items made with Lobster, Queen, Snow, Dungeness, or King Crabs sourced from government regulated and sustainable fisheries. Our current menu offers 12 appetizers, including Great Balls of Fire, Crab Nachos and Crazy Good Crab Dip, and over 40 entrées, including Steampots, Buckets of Crab, East Coast Platter and several “out of water” options. For fiscal year 2016, Joe’s average check was $25.86, lunch and dinner represented 26% and 74% of revenue, respectively, and revenue distribution was 86% food, 13% alcohol and 1% retail. Prices currently range from $7.59 to $49.99 for items on Joe’s menu, including appetizers ordered as entrées and entrées that are good for more than one person.

New menu roll-outs occur in April/May and October/November. For all new menu roll-outs, new product launches are combined with a new menu design and updated pricing to reflect the current economic environment, as well as the current strategic marketing and creative plan. A menu change typically includes the introduction of new menu items and recipe enhancements while maintaining a balance of about 75 total menu items, including appetizers and lunch only items. Menu items are added or removed only after thorough testing and analysis, which includes guest satisfaction feedback.

Brick House Tavern + Tap

The Brick House food and beverage menu was created to make the brand feel aspirational while inherently approachable. We believe Brick House’s elevated menu has “changed the game” for the bar and grill customer by offering an innovative premium food selection, along with more than 80 varieties of beer and specialty cocktails made by our bar experts.

Brick House offers its guests a broad selection of scratch-made, chef-inspired, contemporary tavern food. Brick House’s menu includes 15 appetizers, 35 entrées, seasonal specials, brunch, dessert and specialty cocktails. Unique handcrafted appetizers include Deviled Eggs, Hickory Smoked Sockeye Salmon and Duck Wings. Brick House offers an array of burgers, including the Bison Burger, chargrilled and topped with jalapeño cilantro mayo and candied slab bacon. Guests can also choose from a broad selection of homemade entrées such as Drunken Chops, Chicken Pot Pie, Chicken & Waffles, our Southern Fried Chicken Sandwich, and our Brick Pizzas. In addition, Brick House’s burgers, including the Farmhouse Burger and the Black & Bleu Burger, offer guests a distinct take on the traditional burger. Brick House’s beverage selection includes imported and domestic beers along with hand-pulled cask beer. Beer is served in vessels unique to our industry such as Brick House’s signature tap-at-your table beer bongs. All Brick House restaurants have a full bar that supports a variety of liquor drinks, wine and beer cocktails like Fiery Apple Cider and the Shandy as well as specialty cocktails like the Twisted Old Fashioned, Apples N’ Oranges and St. Bubbles. For fiscal year 2016, Brick House had four full day parts with lunch, afternoon, dinner and late night accounting for 21%, 25%, 39% and 15%, respectively, and Brick House’s revenue distribution was approximately 60% food and 40% alcohol. Brick House’s entrées range in price from $8.00 to $26.00, including appetizers ordered as entrées.

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

Marketing

Our marketing strategy is fact-based, using consumer insights to build brand affinity and drive menu optimization. Our marketing expenditures were 3.6%, 4.7% and 4.5% of revenues for the fiscal years 2016, 2015 and 2014, respectively.

In 2016, Joe’s Crab Shack deployed a strategic mix of advertising that included 14 weeks of national television, 32 weeks of digital radio and 53 weeks of paid search.  These activities were supplemented with social media outreach, database marketing, local restaurant marketing and added value media.  In 2017, based on insights to the way our guests consume media, we are migrating toward a comprehensive digital strategy that will more efficiently reach consumers who live, work and play within our restaurants’ trading areas.  This will provide 52 weeks of media support, including search, video, radio, banner ads, mobile and social.  Our marketing efforts are designed to increase value perceptions and build frequency across dining occasions.  Examples of our value proposition include All-You-Can-Eat Shrimp on Wednesdays, Build Your Own Boil and the expansion of our lunch menu to new markets.

Marketing for Brick House Tavern & Tap continued to focus on menu innovation and weekly specials, as well as local activities, television viewing events and holiday celebrations supported by social media, digital advertising and additional customer engagement.  Examples of initiatives include traveling trays to go, Happiness Hours, and promotions around holidays and viewing events, such as St. Patrick’s Day, March Madness and football.

Guest Satisfaction

We use third party vendors to systematically gather, record and analyze key guest data for all of our brands. Our marketing research tools include:

•	AAU, or attitude, awareness and usage surveys;

•	third party analysis of guest sentiment from social media; and

•	core menu studies.

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

Restaurant Operations

While our brands have independent field operations, we maintain a shared services platform, which handles many of the administrative functions for both Joe’s and Brick House. The Operations department is currently headed by our interim Chief Operating Officer (“COO”) who handles both brands. We believe this provides a scalable infrastructure, which will allow us to efficiently adapt as our business changes and increase our profitability.

Joe’s Crab Shack

Joe’s operations are led by two Regional Vice Presidents. Each Regional Vice President oversees six to seven Directors of Operations, who typically manage eight to fifteen restaurants. Restaurant-level management at Joe’s typically includes a General Manager, an Executive Kitchen Manager, a Restaurant Manager and Flex Managers, as needed. The Flex Manager is an hourly employee that is properly trained and may be called upon to perform a managerial role. Our restaurant managers have bonus programs that are based on sales and restaurant-level profits.

Joe’s manager training program is designed to train and educate managers at all levels, from the hourly Flex Manager to the General Manager. This comprehensive program is eight weeks in length and covers all aspects of the restaurant, including front-of-house and back-of-house functions as well as back office training. Our certified trainer training program is designed to develop hourly training specialists that reside in a restaurant or market to oversee the training programs in that area. To become a certified trainer, candidates must be a fully validated hourly team member with recommendations from their General Manager and Director of Operations. Through the training process, both hourly and management trainees will attend classroom sessions, take examinations, watch videos and work alongside a certified trainer or a highly trained individual that reports back to the certified trainer on performance and progress. Because Joe’s is committed to the responsible service of alcohol, we have developed an in-house certification program that educates our restaurant personnel on the responsible service of alcoholic beverages. All team members are required to complete this certification bi-annually.

Brick House Tavern + Tap

The Brick House team has one Regional Vice President who oversees three Directors of Operations who, in turn, each manage six to eleven restaurants. Typical restaurant management includes a General Manager, a Service Manager, an Executive Chef and an Executive Beverage Manager. Brick House managers have bonus programs that are based on sales and restaurant-level profits.

Our training programs are eight weeks for all salaried managers and five days for all hourly positions. Our new hire training program is conducted by in-house trainers who have been certified by our area training coordinator. At the end of training, there is a comprehensive test and an on-the-job training validation that must be completed before team members are allowed to work independently. Because Brick House is committed to the responsible service of alcohol, we have developed an in-house certification program that educates our restaurant personnel. All team members are required to complete this certification bi-annually.

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

Site Selection

We focus our development strategy for Joe’s on new locations in narrowly defined geographic regions with high population density and a propensity for seafood and in close proximity to regional and national tourist attractions. Our development strategy for Brick House is largely intended to focus on opening new locations in the top 50 designated market areas across the country. We take an analytical, data-driven approach to selecting new sites, which is largely based upon, but not limited to, the following criteria:

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

Restaurant Development and Economics

During 2016, we opened three Brick House restaurants, which were conversions from Joe’s restaurants. Our incremental capital investment, which includes build-out costs and cash pre-opening costs, amounted to $9.9 million for restaurants opened in 2016. Factors contributing to the fluctuation in capital investment per location include size of the property, geographical location, type of construction, cost of liquor and other licenses, and concessions received from landlords. Conversions of other existing restaurants to Joe’s or Brick House typically require less capital investment than newly developed and built restaurants. During the past three fiscal years, we have converted three Macaroni Grill restaurants to Brick House restaurants, and three Joe’s restaurants to Brick House restaurants.

We target steady state new restaurant average unit volumes of approximately $3.9 million for Joe’s and $3.2 million for Brick House. We also enter into new restaurant development with planned cash-on-cash returns, which is defined as restaurant-level profit per restaurant divided by total build-out costs and cash pre-opening costs, to exceed our cost of capital. For 2017, we do not plan on opening any new restaurants.

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

Historically, our top selling menu items are based on Queen Crab, Snow Crab, Dungeness Crab, King Crab, whole lobster and shrimp, which collectively accounted for approximately 45% to 50% of our total food purchases in previous fiscal years. We have established long-term relationships with key seafood vendors and usually source product directly from producers to get advantageous product access at the most competitive prices. As market conditions warrant, we can use these relationships to lock in forward pricing for six to 18 months. Pricing agreements are entered into for a minimum volume of product and are structured around current and historical prices and the projected menu mix. We employ a team at the RSC that is solely responsible for actively managing these purchases.

In addition to using fixed price purchases, our Joe’s menu provides inherent flexibility to help manage food cost. Crab is deliberately placed center stage as a defining item to the Joe’s experience. Joe’s Steampot and Buckets of Crab offerings allow guests to choose between four varieties of crabs (Queen, Snow, Dungeness and King) and lobster. Each of these species has multiple fisheries and seasons. Besides the ability to direct guests to other crab varieties, Steampots, the top selling item on the menu, provide additional product flexibility. The Steampot is a variety of both shellfish and non-seafood items served together in a simmering pot that have individual ingredients that can be adjusted based on prevailing market prices and general input availability. We believe this strategy greatly reduces our reliance on individual inputs and is largely opaque to the guest. We have the ability to adjust menu prices very quickly, if necessary.

Crab is harvested during seasons and in accordance with regulations which are determined by various regulatory agencies. The master distributor fulfills restaurant orders by delivering crab, which our restaurants store until preparation for service to the guest. We believe our strong supplier relationships, coupled with the inherent flexibility of our menu, minimizes our exposure to seafood supply chain shortages and market price increases. Cost of sales as a percentage of revenues for fiscal year 2016, 2015 and 2014 were 32.7%, 31.4% and 32.5%, respectively. In fiscal year 2016, our top three suppliers accounted for approximately 31% of our total food purchases.

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

Information Systems and Restaurant Reporting

All of our restaurants use computerized management information systems, which are designed to improve operating efficiencies, provide restaurant and RSC management with timely access to financial and operating data, and reduce administrative time and expense. Our integrated management information systems platform is a combination of in-house and third party systems. The major management information systems are divided by function:

•	restaurant point-of-sale;

•	restaurant back-of-house;

•	financial;

•	payroll/human resources; and

•	internal operational reporting.

All of our restaurants are equipped with computerized point-of-sale (“POS”) and back-of-house systems. We use a third-party vendor for our restaurant POS system. We have the ability to generate weekly and period-to-date operating results on a company-wide, brand-wide, regional and/or individual restaurant basis. Together, this allows us to closely monitor sales, food and beverage costs and labor and operating expenses at each of our restaurants. Our POS system runs on non-proprietary hardware with open architecture, an intuitive touch screen interface and integrated credit and gift card processing. Our back-of-house systems include a kitchen display system for all of our restaurants. These back-of-house systems also run on non-proprietary hardware with open architecture.

Our accounting department uses a standard, integrated reporting system to prepare period and year-to-date profit and loss statements, which provide a detailed analysis of sales and costs, and which are compared to budgets and to prior periods. Additionally, we outsource certain payroll functions and use a third-party human resources information system. This system supports standard payroll functions as well as recruiting, hiring, promotion, and benefits administration.

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

 Employees

As of January 2, 2017, we employed approximately 7,000 employees, of whom approximately 105 were RSC, executive management and multi-unit restaurant management personnel, approximately 430 were restaurant-level management personnel and the remainder were hourly restaurant personnel. During 2016, total employee counts ranged from 10,000 during peak summer season to 7,000 during the winter. None of our employees are covered by collective bargaining agreements, and we believe we have good relations with our employees.

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

Licensing and Franchising Arrangements

We currently have three Joe’s franchised locations in operation in Dubai, U.A.E.

Our franchising arrangements provide revenue to us through initial franchising fees, ongoing royalties and marketing fees and all start-up costs paid by the franchisee. Our franchising agreements also require and any future agreements will continue to require the franchisee to operate restaurants in accordance with certain defined operating procedures, adhere to our established menus and meet applicable quality, service, health and cleanliness standards.

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

Available Information

We maintain a website with the address www.igniterestaurants.com. On our website, we make available at no charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and our proxy statement, as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our filings are also available on the SEC’s website at www.sec.gov. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The contents of our website are not incorporated by reference into this Form 10-K.

Item 1A. RISK FACTORS.

You should carefully consider the following factors, which could materially affect our business, financial condition or results of operations. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and related notes in Item 8.

Risks Related to Our Business

We are currently seeking to sell the Company, but may not be successful in effecting a sale transaction.

On April 3, 2017, we announced that our Board of Directors, working together with our management team and financial advisors, has commenced a process to pursue the sale of our business, which could be sold as an entirety or through the separate sales of our two restaurant brands, Joe’s and Brick House. There can be no assurance that the process that we are undertaking will be successful. In addition, we cannot predict the terms or timing of any transaction that may be undertaken or whether any such transaction will result in any proceeds for the holders of our common stock.

We are currently pursuing certain strategic alternatives in an effort to improve our capital structure, but these efforts may not be successful.

We are currently in discussions with our lenders in an effort to pursue various strategic alternatives. We can give no assurance that we will successfully execute any strategic alternatives we are currently pursuing or any others, and our ability to do so could be adversely affected by numerous factors, including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions of the 2014 Credit Facility.

We may be required to file for protection in bankruptcy, even if we are successful in effecting a sale of our business or improving our capital structure. Any bankruptcy proceeding may result in the holders of our common stock receiving no proceeds.

It is possible that even a successful implementation of one of the strategic alternatives that we are pursuing will require us to make a filing for protection under Chapter 11 of the U.S. Bankruptcy Code. Our seeking relief under the U.S. Bankruptcy Code, whether or not such relief leads to a quick emergence from Chapter 11, could materially adversely affect the relationships between us and our existing and potential customers, employees, suppliers, and others, and could result in little or no recovery to our existing security holders.

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

Historically, one of the key means of achieving our growth strategies has been through opening new restaurants and operating those restaurants on a profitable basis. We expect this to continue to be an important element of our growth in the future. For fiscal year 2017, we do not plan to open any new restaurants but are targeting opening new restaurants in the future. Competition for prime locations is intense and the prices commanded for such locations have remained high. There is no guarantee that a sufficient number of locations will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Delays or failures in opening new restaurants, or achieving lower than expected sales in new restaurants, could materially adversely affect our growth strategy. Once we have identified suitable restaurant sites, our ability to open new restaurants successfully and on the development schedule we anticipate will also depend on numerous other factors, some of which are beyond our control, including, among other items, the following:

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

 There is no guarantee that internal control deficiencies will not be identified in the future. Any future failure in our controls could cause us to fail to meet our reporting obligations or result in a misstatement of our accounts and disclosures that could result in a material misstatement to our annual or interim consolidated financial statements in future periods that would not be prevented or detected. If our financial statements are not timely or accurate, then, in addition to the risks described above, investors may lose confidence in our reported information and our ability to prevent fraud, and we could lose our ability to access capital markets.

 Changes in food and supply costs, including the cost of crab, could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including crab, shrimp, lobster and other seafood. In fiscal year 2016, crab, lobster and shrimp accounted for approximately 49% of our total food purchases. Any increase in food prices, particularly for these food items, could adversely affect our operating results. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as weather conditions (including hurricanes), oil spills, fisherman strikes, food safety concerns, costs of distribution, product recalls and government regulations. Furthermore, the introduction of or changes to tariffs on seafood, such as imported crab and shrimp or other food products, could increase our costs and possibly impact the supply of those products. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu items and prices, and a failure to do so could adversely affect our operating results. In addition, because our menu items are moderately priced, we may not seek to or be able to pass along price increases to our guests. If we adjust pricing there is no assurance that we will realize the full benefit of any adjustment due to changes in our guests’ menu item selections and guest traffic.

Brick House is a newer and still evolving brand and our plans to expand Brick House may not be successful.

While Joe’s and Brick House are subject to the risks and uncertainties described herein, there is an enhanced level of risk and uncertainty related to the expansion of Brick House, our most recently developed brand. While Brick House, since its founding in 2008, has grown to 25 locations as of January 2, 2017, it is still evolving and has not yet proven its long-term growth potential.

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

 The majority of our restaurant sales are by credit or debit cards. Recently, a number of other retailers, including other restaurant chains, have experienced security breaches in which credit and debit card information has been stolen. Although we use secure private networks to transmit confidential information, third parties may have the technology or know-how to breach the security of the guest information transmitted in connection with credit and debit card sales, and our security measures and those of technology vendors may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent these security measures, he or she could destroy or steal valuable information or disrupt our operations. We may, in the future, become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition, results of operations and cash flows. Further, adverse publicity resulting from these allegations could significantly harm our reputation and may have a material adverse effect on us and our restaurants.

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

Consumer preferences often change rapidly and without warning, moving from one trend to another among many products or retail concepts. We also depend on trends regarding away-from-home dining. Consumer preferences towards away-from-home dining or certain food products might shift as a result of, among other things, health concerns or dietary trends related to cholesterol, carbohydrate, fat and salt content of certain food items, including crab or other seafood items, in favor of foods that are perceived as more healthy. Changes in consumer preference away from the current menu offerings of our restaurant brands would have a material adverse effect on our business. Negative publicity over the health aspects of such food items may adversely affect demand for our menu items and could result in lower guest traffic, sales and results of operations.

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

Approximately 42% of our restaurants are located in Texas, California and Florida and, as a result, we are sensitive to economic and other trends and developments in those states.

As of January 2, 2017, 58 of our 137 restaurants were spread across Texas (34), California (11) and Florida (13). As a result, we are particularly susceptible to adverse trends and economic conditions in those states, including their labor markets. In addition, given our geographic concentration in these states, negative publicity regarding any of our restaurants in such states could have a material adverse effect on our business and operations, as could other occurrences in these regions such as local competitive changes, changes in consumer preferences, local strikes, new or revised laws or regulations, energy shortages or changes in energy prices, droughts, hurricanes, fires, earthquakes, floods or other natural disasters.

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

We have recently announced changes in our senior management, with Robert S. Merritt resigning as our Chief Executive Officer following the filing of this Annual Report on Form 10-K and Jonathan Tibus being elected to that position, and Brad A. Leist, currently our Chief Financial Officer, being elected as our Chief Administrative Officer. There can be no assurance that the newly appointed officers will be effective in these roles. The loss of the services of any of our executive officers could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis. In addition, any such departure could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. As our business expands, our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified executive-level personnel. Our inability to attract and retain qualified executive officers in the future could impair our growth and harm our business.

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

Our ability to make scheduled payments and comply with financial covenants will depend on our operating and financial performance, which in turn, is subject to prevailing economic conditions and to other financial, business and other factors beyond our control described herein. Please see “Going Concern” disclosures in Liquidity and Capital Resources in Item 7. Our obligations and the guarantees under the senior secured credit facility are secured by substantially all of our and such subsidiaries’ present and future assets and a perfected first priority lien on the capital stock or other equity interests of our direct and indirect subsidiaries.

We have entered into a forbearance agreement with certain of the lenders and the Administrative Agent under the 2014 Credit Facility under which they have agreed to forbear from taking any action to enforce their rights and remedies in connection with certain defaults, events of default, and anticipated events of default. Should we be in default of the forbearance agreement or should the required lenders and the Administrative Agent not agree to further extend such forbearance agreement, the Administrative Agent and lenders would be free to exercise any rights and remedies with respect to such defaults and events of default pursuant to the terms of the 2014 Credit Facility.

On March 31, 2017, we entered the Forbearance Agreement. The Forbearance Agreement is effective until the earliest of (i) May 9, 2017, or (ii) the occurrence or existence of any default or event of default other than defaults, events of default and anticipated events of default that are subject to the Forbearance Agreement. Should we be in default of the Forbearance Agreement or should the required lenders and the Administrative Agent not agree to further extend such Forbearance Agreement, the Administrative Agent and lenders would be free to exercise any rights and remedies with respect to such defaults and events of defaults pursuant to the terms of the 2014 Credit Facility which could include accelerating the maturity of all our indebtedness. If our lenders accelerate the maturity of our indebtedness, we will not have sufficient liquidity to repay the entire balance of our outstanding borrowings.

We may need additional capital in the future, and it may not be available on acceptable terms.

The development of our business may require significant additional capital in the future to fund our operations and growth, among other activities. We have historically relied upon cash generated by our operations and our senior secured credit facility to fund our operations. In the future, we intend to rely on funds from operations and, if necessary, our senior secured credit facility. We may also need to access the debt and equity capital markets. There can be no assurance, however, that these sources of financing will be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, investor sentiment and our ability to incur additional debt in compliance with agreements governing our then-outstanding debt. These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we are unable to generate sufficient funds from operations or raise additional capital, our operations could be impacted.

As of January 2, 2017, we had approximately $121.3 million of total indebtedness outstanding and available borrowing capacity of $13.9 million under our credit agreement. We may not be able to refinance our indebtedness prior to or at its maturity on acceptable terms or at all.

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

In fiscal year 2016, approximately 13% of Joe’s gross revenues and 40% of Brick House gross revenues were attributable to the sale of alcoholic beverages. Our alcoholic beverage sales may increase in the future. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on-premises and to provide service for extended hours and on Sundays. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. In the past, we have been subject to fines for violations of alcoholic beverage control regulations. Any future failure to comply with these regulations and obtain or retain liquor licenses could adversely affect our results of operations and overall financial condition.

We are subject to many federal, state and local laws with which compliance is both costly and complex.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including the recently enacted comprehensive health care reform legislation and those relating to building and zoning requirements and the preparation and sale of food. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and liquor licenses, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986 and applicable requirements concerning the minimum wage, overtime, family leave, tip credits, working conditions, safety standards, immigration status, unemployment tax rates, workers’ compensation rates and state and local payroll taxes), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990 (the “ADA”).

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

Regulations and consumer eating habits may continue to change as a result of new information and attitudes regarding diet and health. These changes may include regulations that impact the ingredients and nutritional content of our menu items. The federal government as well as a number of states (including California), counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to guests (including caloric, sugar, sodium and fat content) or have enacted legislation prohibiting the sales of certain types of ingredients in restaurants. In December 2014, the U.S. Food and Drug Administration (FDA) published its final rules on menu labeling, which implement section 4205 of the PPACA, to establish requirements for the nutrition labeling of standard menu items at restaurants with 20 or more locations. Under the rule, which is currently scheduled to become effective on May 5, 2017, calorie information must be provided clearly and conspicuously next to the listed standard menu item on a menu or menu board. In addition to calorie information, each menu or menu board must prominently include a succinct statement concerning suggested caloric intake. Upon request, covered establishments must provide information about the total calories, calories from fat, total fat, saturated fat, trans fat, cholesterol, sodium, total carbohydrates, fiber, sugars, and protein in their standard menu items. The final rule contains detailed requirements for providing calorie and nutrition information and determining nutrient content. The effect of such labeling requirements on consumer choices, if any, is unclear at this time, and the implementation of such requirements may be costly.

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

Although we source our seafood from third-party food suppliers and distributors that we believe accurately identify and label the seafood items that they sell and inspect food products when they are delivered to us, we do not conduct DNA sampling on the products we purchase. Therefore, we cannot assure that the seafood items we purchase from third-parties have been accurately labeled, which could cause us to inadvertently mislabel such items in our restaurants. Recent studies have shown a number of instances of fish products being inaccurately labeled as other species in retail outlets, including grocery stores and restaurants. Although none of our restaurant brands were included in these studies, negative publicity regarding seafood mislabeling, even when not related to our restaurants, could affect consumer preferences and the consumption of seafood and consequently impact our sales. In addition, if any incident of seafood mislabeling were to occur at one of our restaurants, it could erode consumer affinity for our brands and significantly reduce their respective values and damage our business. Furthermore, public concern over seafood mislabeling could result in new regulations relating to the sourcing and labeling of seafood products. For instance, a bill was introduced to the U.S. Congress in July 2012 that was intended to address seafood fraud by requiring fish suppliers and restaurants to provide more information to their customers about the seafood they sell. Although such bill was not enacted, future bills may be proposed and enacted and compliance with any such regulations could cause us to incur additional costs.

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

We periodically evaluate possible impairment of our intangible assets, as well as other fixed assets at the individual restaurant-level, and record an impairment loss whenever we determine that the fair value of these assets is less than their carrying value. We also periodically evaluate the criteria we use as an indication of asset impairment. As a result of our annual impairment testing, we recorded aggregate impairment charges of $23.5 million, $9.4 million and $1.8 million in fiscal year 2016, 2015 and 2014, respectively, related to Joe’s long-lived assets and impairment charges of $2.7 million in fiscal year 2016 related to Brick House’s long-lived assets. If we are unable to improve the performance of our restaurants or if we experience deteriorating results at some of our restaurants, we could recognize additional impairment charges.

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

We are party to a franchise relationship and may pursue additional franchise relationships, and any current or future franchisees could take actions that could be harmful to our business.

We currently have three Joe’s franchised locations in operation in Dubai, U.A.E. We may pursue additional international franchise relationships for both of our brands in the future. The addition of operations in foreign jurisdictions through franchising involves additional risks to us, including complying with foreign regulatory requirements and general economic and political conditions in such foreign markets, and we may be unsuccessful in complying with such requirements. Our ability to pursue future franchise relationships depends in part upon our ability to find and attract quality franchisees. Any franchisees will be contractually obligated to operate their restaurants in accordance with our standards and all applicable laws. However, although we will attempt to properly train and support any franchisees, franchisees are independent third parties that we will not control, and the franchisees own, operate and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchised restaurant rests with the franchisee. Adverse events beyond our control, such as quality issues related to a food product or a failure to maintain quality standards at a franchised restaurant, could negatively impact our brand, business and results of operations. In addition, the failure of any future franchisees or any of their restaurants to remain financially viable could result in their failure to pay royalties owed to us.

We have incurred and may continue to incur increased costs as a result of operating as a public company.

Ongoing compliance with the various reporting and other requirements applicable to public companies require considerable time and attention of management, particularly if we are no longer a smaller reporting company or an “emerging growth company.”

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

J.H. Whitney VI owns, in the aggregate, approximately 66% of our outstanding common stock. As a result, J.H. Whitney VI is able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions and will continue to have significant control over our management and policies. In addition, one of the six members of our board of directors is a principal of J.H. Whitney. J.H. Whitney VI can take actions that have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power with J.H. Whitney VI may have an adverse effect on the price of our common stock. The interests of J.H. Whitney VI may not be consistent with your interests as a stockholder. J.H. Whitney VI is also able to transfer control of us to a third-party by transferring their common stock, which would not require the approval of our board of directors or our other stockholders.

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

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including those described under “Risks Related to Our Business” and the following:

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

In addition, the stock markets, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many food service companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

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

Our common stock is no longer listed on a national securities exchange and is quoted only on the over-the-counter (“OTC”) market, which could negatively affect our stock price and liquidity.

Effective March 15, 2017, our common stock trades exclusively on the OTC market under the symbol IRGT. The OTC market is a significantly more limited market than NASDAQ, and the quotation of our common stock on the OTC market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. We cannot provide any assurances as to if or when we will be in a position to relist our common stock on a nationally-recognized securities exchange.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2.  PROPERTIES.

As of January 2, 2017, we operated 112 Joe’s restaurants in 31 states and 25 Brick House restaurants in 11 states, as shown in the table below.

State	Joe's Crab Shack	Brick House Tavern + Tap	Total
Alabama	1	-	1
Arizona	1	-	1
California	11	-	11
Colorado	3	1	4
Delaware	1	-	1
Florida	11	2	13
Georgia	4	-	4
Idaho	1	-	1
Illinois	3	2	5
Indiana	2	-	2
Iowa	1	-	1
Kentucky	2	1	3
Louisiana	2	-	2
Massachusetts	-	1	1
Maryland	3	-	3
Michigan	3	-	3
Minnesota	1	-	1
Missouri	3	1	4
Nebraska	1	-	1
Nevada	2	-	2
New Jersey	5	3	8
New York	6	2	8
North Carolina	1	-	1
Ohio	1	1	2
Oklahoma	3	-	3
Pennsylvania	3	1	4
South Carolina	3	-	3
Tennessee	3	-	3
Texas	24	10	34
Utah	2	-	2
Virginia	4	-	4
Washington	1	-	1
Total company-owned restaurants	112	25	137

A summary of new restaurant openings, converted restaurant openings, restaurants permanently closed and restaurants closed for conversions during the last three fiscal years is provided in the table below.

	Fiscal Year
	2016	2015	2014
Ignite Restaurant Group
Restaurants at beginning of period	153	313	335
New restaurants opened during period	-	-	3
Restaurants acquired during period	-	-	-
Restaurants sold during period	-	(145)	-
Converted restaurants opened during period	3	2	1
Restaurants permanently closed during period	(19)	(14)	(23)
Restaurants closed for conversion during period	-	(3)	(3)
Restaurants at end of period	137	153	313
Joe's Crab Shack
Restaurants at beginning of period	130	139	136
New restaurants opened during period	-	-	3
Converted restaurants opened during period	-	-	-
Restaurants permanently closed during period	(18)	(6)	-
Restaurants closed for conversion during period	-	(3)	-
Restaurants at end of period	112	130	139
Brick House Tavern + Tap
Restaurants at beginning of period	23	21	20
New restaurants opened during period	-	-	-
Converted restaurants opened during period	3	2	1
Restaurants permanently closed during period	(1)
Restaurants at end of period	25	23	21
Romano's Macaroni Grill
Restaurants at beginning of period	-	153	179
Restaurants acquired during period	-	-	-
Restaurants sold during period	-	(145)	-
Restaurants permanently closed during period	-	(8)	(23)
Restaurants closed for conversion during period	-	-	(3)
Restaurants at end of period	-	-	153

In fiscal years 2016 and 2015, we opened two and one Joe’s franchised locations, respectively, in Dubai, U.A.E.

Our RSC is located in Houston, Texas. The lease on the facility for approximately 50,000 square feet, housing our RSC expires on December 31, 2021 and has two 5-year renewal options.

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

Item 3.  LEGAL PROCEEDINGS.

Please refer to the discussion of legal proceedings in the “Litigation” section in Note 11 to our consolidated financial statements.

Item 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The shares of our common stock have traded on the NASDAQ Global Select Market under the symbol “IRG” from our IPO on May 11, 2012 through March 13, 2017. The following table sets forth the quarterly high and low sales prices of our common stock as reported by NASDAQ in 2016 and 2015:

	High	Low
Fiscal Year 2016
First Quarter	$4.45	$2.02
Second Quarter	$3.79	$1.48
Third Quarter	$2.06	$0.75
Fourth Quarter	$0.88	$0.19

Fiscal Year 2015
First Quarter	$8.33	$4.84
Second Quarter	$5.56	$3.37
Third Quarter	$5.98	$3.60
Fourth Quarter	$5.44	$3.25

NASDAQ Delisting

On March 10, 2017, we received a notice (the “Notice”) from the Office of General Counsel of NASDAQ indicating that the NASDAQ Hearings Panel (the “Panel”) has determined that our securities would be delisted from The NASDAQ Global Select Market. Accordingly, trading of our common stock was suspended at the opening of business on March 14, 2017, and a Form 25-Notification of Delisting will be filed with the Securities and Exchange Commission, which will remove our securities from listing and registration on NASDAQ.

The Notice indicated that the Panel’s determination was based on concerns about our ability to sustain compliance with all requirements for continued listing on The NASDAQ Stock Market. Specifically, on July 28, 2016, NASDAQ Listing Qualifications Staff (the “Staff”) notified us that we were no longer in compliance with NASDAQ Marketplace Rule 5450(b)(3)(C) since the market value of our publicly held shares closed below the required minimum of $15,000,000 for the previous 30 consecutive business days. In accordance with NASDAQ Marketplace Rule 5810(c)(3)(D), the Staff granted us a 180-day period, or until January 24, 2017, to regain compliance. We were unable to regain compliance with Rule 5450(b)(2)(C) by January 24, 2017. Accordingly, on January 25, 2017, we received a letter from Staff notifying us that our common stock would be delisted from The NASDAQ Global Select Market on February 3, 2017 unless we timely requested a hearing before the Panel. We appealed the Staff’s determination by requesting a hearing before the Panel to seek continued listing. On March 10, 2017, the Panel determined that our shares would be delisted from The NASDAQ Stock Market effective at the open of business on March 14, 2017. Since March 15, 2017, our common stock has traded in the OTC market under the symbol IRGT.

The OTC market is a significantly more limited market than the NASDAQ Global Select Market and the quotation of our common stock on the OTC market has resulted in a less liquid market available for existing and potential stockholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. We cannot provide assurances as to if or when we will be in a position to relist our common stock on a nationally-recognized securities exchange. See “Item 1A. Risk Factors— Our common stock is no longer listed on a national securities exchange and is quoted only on the over-the-counter (“OTC”) market, which could negatively affect our stock price and liquidity.”

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

Holders

As of January 2, 2017, there were 149 holders of record of our common stock.

Price Performance Graph

The following graph compares the cumulative total shareholder return on $100.00 invested at the opening of the market on May 11, 2012, the date our common shares first traded on NASDAQ, through and including the market close on December 30, 2016, with the cumulative total return for the same time period of the same amount invested in the NASDAQ Composite Index and the Dow Jones U.S. Restaurants & Bars Index.

	5/11/2012	6/18/2012	9/10/2012	12/31/2012	4/1/2013	7/1/2013	9/30/2013	12/30/2013	3/31/2014	6/30/2014	9/29/2014	12/29/2014	3/30/2015	6/29/2015	9/28/2015	12/28/2015	3/28/2016	6/27/2016	9/26/2016	12/30/2016
Ignite Restaurant Group, Inc. (IRG)	$100.00	$110.80	$87.42	$77.15	$88.66	$111.63	$92.11	$75.67	$83.50	$86.41	$36.38	$46.82	$29.26	$29.97	$28.25	$22.67	$18.28	$9.20	$4.81	$3.20
NASDAQ Composite Index	$100.00	$98.69	$105.80	$102.92	$110.41	$117.07	$128.55	$141.60	$143.12	$150.25	$153.58	$163.84	$168.63	$169.01	$154.88	$171.82	$162.48	$156.60	$179.20	$183.49
Dow Jones U.S. Restaurants & Bars Index	$100.00	$97.61	$96.49	$95.10	$104.77	$110.48	$114.18	$119.20	$118.84	$122.00	$118.91	$124.31	$133.15	$137.98	$137.63	$147.40	$150.33	$141.51	$146.65	$151.81

Item 6.  SELECTED FINANCIAL DATA.

The following table provides a summary of our historical consolidated financial and operating data for the periods and as of the dates indicated. We derived the statement of operations data presented below for the fiscal years ended January 2, 2017, December 28, 2015, and December 29, 2014, and selected balance sheet data presented below as of January 2, 2017 and December 28, 2015 from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected statement of operations data for the fiscal years ended December 31, 2012, and the selected balance sheet data as of December 30, 2013 and December 31, 2012 have been derived from audited consolidated financial statements not included in this report.

Our fiscal year ends on the Monday nearest to December 31 of each year. Fiscal year 2016 was a 53-week year and ended on January 2, 2017. Fiscal years 2015, 2014, 2013 and 2012 were 52-week years and ended on December 28, 2015, December 29, 2014, December 30, 2013, December 31, 2012, respectively.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements.

	Fiscal Year
	2016	2015	2014	2013	2012
	(dollars and shares in thousands, except per share amounts)
Statements of Operations(1):
Revenues	$450,279	$492,044	$503,508	$499,151	$465,056
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	147,036	154,270	163,407	153,820	145,451
Labor expenses	134,048	142,209	142,662	137,286	127,331
Occupancy expenses	38,312	40,890	39,401	35,471	33,286
Other operating expenses	83,582	95,384	94,086	90,727	81,779
General and administrative	23,487	30,523	38,669	42,321	31,725
Depreciation and amortization	23,227	25,831	23,901	21,415	18,572
Pre-opening costs	876	927	2,799	4,824	3,871
Asset impairments and closures	31,360	10,497	1,980	169	115
Loss (gain) on disposal of assets	623	(121)	1,340	2,067	2,296
Total costs and expenses	482,551	500,410	508,245	488,100	444,426
Income (loss) from operations	(32,272)	(8,366)	(4,737)	11,051	20,630
Interest expense, net	(12,603)	(16,363)	(12,521)	(5,245)	(9,366)
Gain (loss) on insurance settlements	755	(428)	89	1,161	(799)
Income (loss) from continuing operations before income taxes	(44,120)	(25,157)	(17,169)	6,967	10,465
Income tax expense (benefit)	241	(308)	16,213	(868)	1,751
Income (loss) from continuing operations	(44,361)	(24,849)	(33,382)	7,835	8,714
Loss from discontinued operations, net of tax	-	(21,516)	(20,167)	(14,420)	-
Net income (loss)	$(44,361)	$(46,365)	$(53,549)	$(6,585)	$8,714

Per Share Data(1)(6):
Net income (loss) per share
Basic and diluted
Income (loss) from continuing operations	$(1.72)	$(0.97)	$(1.30)	$0.31	$0.37
Loss from discontinued operations	$-	$(0.84)	$(0.79)	$(0.56)	$-
Net income (loss)	$(1.72)	$(1.80)	$(2.09)	$(0.26)	$0.37
Weighted average shares outstanding
Basic	25,834	25,731	25,659	25,629	23,328
Diluted	25,834	25,731	25,659	25,636	23,329

Selected Other Data(1)(2)(3):
Restaurants open at end of period	137	153	160	156	144
Change in comparable restaurant sales(4)	(7.3)%	(3.9)%	(3.5)%	1.4%	2.2%
Restaurant operating weeks	7,946	8,234	8,169	7,754	6,871
Average weekly sales	$59	$60	$62	$64	$63
Average unit volumes	$3,069	$3,121	$3,153	$3,181	$3,050
Adjusted income (loss) from continuing operations(5)	$(7,258)	$(4,264)	$(4,987)	$8,309	$14,675
Capital expenditures	$9,360	$16,633	$25,859	$49,818	$44,226

	January 2, 2017	December 28, 2015	December 29, 2014	December 30, 2013	December 31, 2012
	(in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$430	$7,817	$20,564	$3,836	$6,929
Total assets	$148,416	$205,182	$327,720	$347,084	$201,438
Long-term debt (including current portion)	$118,986	$124,733	$162,702	$131,982	$45,000
Total liabilities	$184,856	$198,569	$276,421	$245,477	$95,221
Total stockholders' equity (deficit)(6)	$(36,440)	$6,613	$51,299	$101,607	$106,217

(1)	The operating results of Macaroni Grill from the acquisition date, April 9, 2013, have been aggregated and reclassified as discontinued operations, net of tax.

(2)	All amounts presented relate to continuing operations.

(3)	See the definitions of key performance indicators beginning on page 32.

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

Our fiscal year ends on the Monday nearest to December 31 of each year. Fiscal year 2016 was a 53-week year and ended on January 2, 2017. Fiscal years 2015 and 2014 were 52-week years. References to fiscal years 2015 and 2014 are references to fiscal years ended December 28, 2015 and December 29, 2014, respectively.

Overview

Ignite Restaurant Group, Inc. operates two restaurant brands in the casual dining segment, Joe’s Crab Shack (“Joe’s”) and Brick House Tavern + Tap (“Brick House”). Each of our restaurant brands offers a variety of high-quality food in a distinctive, casual, high-energy atmosphere. Joe’s and Brick House operate in a diverse set of markets across the United States and internationally. As of January 2, 2017, we operated 112 Joe’s and 25 Brick House restaurants in 32 states and franchised three Joe’s restaurants in Dubai, U.A.E.

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

In fiscal year 2016, we opened three new Brick House restaurants, all of which were conversions from Joe’s restaurants. We also closed 18 Joe’s restaurants and one Brick House restaurant during 2016.

Outlook

We have experienced a decline in the operating performance at Joe’s. During fiscal year 2016, the comparable restaurant sales of Joe’s declined by 7.3% which contributed to a decrease in income from operations from the prior year. The largest impact on the decline in comparable restaurant sales is from our Northeast and Texas markets. We are also experiencing sales declines in other geographic regions primarily due to decreased guest traffic. In order to reverse these negative trends, we have deployed many different operational strategies, but so far none have had a meaningful impact on sales or guest traffic. The biggest declines in sales and guest traffic continue to be on weekends. We have started introducing new menu items at both brands to enhance the current offerings as well as to improve the value proposition for our guests. We will continue to evaluate our menu offerings and look for other value offerings that could increase sales and traffic.

We have also experienced a decline in operating performance at Brick House. During fiscal year 2016, the comparable restaurant sales of Brick House decreased by 7.7%, which contributed to a $0.6 million decrease in income from operations from the prior year, excluding the $2.7 million non-cash impairment charge in 2016. We are continuing to evaluate our menu to ensure we are offering items that are consistent with the expectations of our guests.

We are continuing to evaluate our underperforming restaurants. During 2016, we closed 18 Joe’s and one Brick House restaurant. Additional declines in the operating performance at Joe’s or Brick House could cause us to close or sell more restaurants which may require us to recognize additional asset impairment or closure-related expenses and increase our valuation allowance during 2017 against some or all of our deferred tax assets.

The Board of Directors, working together with our management team and our financial advisor, has commenced a process to pursue the sale of our business, which could be sold as an entirety or through the separate sales of our two restaurant brands, Joe’s and Brick House. There can be no assurance that the process that we are undertaking will be successful. In addition, we cannot predict the terms or timing of any transaction that we may undertake or whether any such transaction will result in any proceeds for the holders of our common stock. We are also exploring a variety of strategic alternatives to strengthen our capital structure. For the remainder of 2017, we are committed to preserving liquidity and improving our capital structure. Our capital expenditures will remain at maintenance levels and we will continue to manage working capital and restaurant-level operating expenses. However, there can be no assurance regarding these matters. Further deterioration would negatively impact our anticipated revenues, profitability and cash flows from operations. Our expectations with respect to our performance over the remainder of 2017 are subject to a number of assumptions, many of which are outside of our control.

We are currently in discussions with our lenders in connection with our pursuit of various strategic alternatives. We can give no assurance that we will successfully execute any strategic alternatives we are currently pursuing or any others, and our ability to do so could be adversely affected by numerous factors, including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions of the 2014 Credit Facility. See “Liquidity and Capital Resources” below for further discussion of our operational plan to preserve liquidity.

Recent Developments

Asset Impairment and Closures

We evaluate the recoverability of the carrying amount of long-lived assets, which include property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Due to continued declines in operating performance at certain Joe’s and Brick House restaurants in 2016 we recorded impairment charges of $26.2 million related to Joe’s and Brick House’s long-lived assets. In 2015 and 2014 we recorded impairment charges of $9.4 and $1.8 million, respectively, related to Joe’s long-lived assets. Additionally, in 2016, 2015 and 2014 we recorded restaurant closure expenses of $5.1 million, $1.1 million and $210 thousand, respectively.

Valuation Allowance

  We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of our credit carryforwards which begin to expire in 2031. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to continued operating losses and asset impairments we are in a three-year cumulative loss position. According to ASC Topic No. 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. During fiscal year 2016, 2015 and 2014 we recorded a valuation allowance of $17.8 million, $12.8 million and $25.6 million, respectively in continuing operations.

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

Comparable Restaurant Sales Growth

Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. We define the comparable restaurant base to include those restaurants open for at least 104 weeks, or approximately 24 months. As of January 2, 2017, December 28, 2015 and December 29, 2014 there were 132, 147 and 142, respectively, in our comparable restaurant base. Comparable restaurant sales growth can be generated by an increase in guest counts and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing restaurants as the impact of new restaurant openings is excluded.

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

Number of Restaurant Openings

Number of restaurant openings reflects the number of restaurants opened or converted during a particular reporting period. Before we open new restaurants or convert existing restaurants, we incur pre-opening costs. Typically, new restaurants open with an initial start-up period of higher than normalized sales volumes, which subsequently decrease to stabilized levels. While sales volumes are generally higher during the initial opening period, new restaurants typically experience normal inefficiencies in the form of higher cost of sales, labor and other direct operating expenses for several months and as a result, restaurant operating margins are generally lower during the start-up period of operation. The number and timing of restaurant openings has had an impact on our results of operations.

Results of Operations

The following table presents the consolidated statement of operations for the past three fiscal years expressed as a percentage of revenues.

	Fiscal Year
	2016	2015	2014
Revenues	100.0%	100.0%	100.0%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	32.7	31.4	32.5
Labor expenses	29.8	28.9	28.3
Occupancy expenses	8.5	8.3	7.8
Other operating expenses	18.6	19.4	18.7
General and administrative	5.2	6.2	7.7
Depreciation and amortization	5.2	5.2	4.7
Pre-opening costs	0.2	0.2	0.6
Asset impairments and closures	7.0	2.1	0.4
Loss (gain) on disposal of assets	0.1	(0.0)	0.3
Total costs and expenses	107.2	101.7	100.9
Loss from operations	(7.2)	(1.7)	(0.9)
Interest expense, net	(2.8)	(3.3)	(2.5)
Gain (loss) on insurance settlements	0.2	(0.1)	0.0
Loss from continuing operations before income taxes	(9.8)	(5.1)	(3.4)
Income tax expense (benefit)	0.1	(0.1)	3.2
Loss from continuing operations	(9.9)	(5.1)	(6.6)
Loss from discontinued operations, net of tax	-	(4.4)	(4.0)
Net loss	(9.9)%	(9.4)%	(10.6)%

__________________________

*	The percentages reflected are subject to rounding adjustments. They may not foot due to rounding.

The following table sets forth additional operating information for the periods indicated that we use in assessing our performance:

	Fiscal Year
	2016	2015	2014
	(dollars in thousands)
Selected Other Data(1):
Number of restaurants open (end of period):
Joe's Crab Shack	112	130	139
Brick House Tavern + Tap	25	23	21
Total restaurants	137	153	160

Restaurant operating weeks
Joe's Crab Shack	6,605	7,058	7,107
Brick House Tavern + Tap	1,341	1,176	1,062

Average weekly sales
Joe's Crab Shack	$55	$59	$61
Brick House Tavern + Tap	$62	$66	$66

Average unit volumes
Joe's Crab Shack	$3,030	$3,085	$3,124
Brick House Tavern + Tap	$3,271	$3,346	$3,396

Change in comparable restaurant sales
Joe's Crab Shack	(7.3)%	(4.5)%	(4.9)%
Brick House Tavern + Tap	(7.7)%	1.0%	7.9%

Income (loss) from operations
Joe's Crab Shack	$(16,606)	$9,539	$21,458
Brick House Tavern + Tap	$2,164	$5,541	$3,828
Corporate	$(17,830)	$(23,446)	$(30,023)
Total	$(32,272)	$(8,366)	$(4,737)

Adjusted loss from continuing operations(2)	$(7,258)	$(4,264)	$(4,987)

__________________________

(1)	See the definitions of key performance indicators beginning on page 32.

(2)

Reconciliation and discussion of non-GAAP financial measures are included under “Non-GAAP Financial Measures.” These measures should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

 Fiscal Year 2016 (53 Weeks) Compared to Fiscal Year 2015 (52 Weeks)

Revenues

Revenues were $450.3 million for fiscal year 2016, a decrease of $41.8 million, or 8.5%, compared to revenues of $492.0 million for fiscal year 2015. The decrease is primarily due to a decrease of 7.3% in comparable restaurant sales and the closure of 19 restaurants.

Revenues at Joe’s decreased 11.5% to $366.6 million in fiscal year 2016 compared to $414.3 million in fiscal year 2015. The decrease is primarily caused by a 7.3% decrease in comparable restaurant sales and the closure of 18 restaurants. The comparable restaurant sales decrease is comprised of 8.4% decrease in guest count partially offset by a 1.1% increase in pricing. Joe’s average weekly sales decreased to $55 thousand from $59 thousand in the prior year. Restaurant operating weeks decreased to 6,605 in 2016 from 7,058 in 2015 due to restaurant closures. We believe the decline in comparable restaurant sales is primarily due to a decrease in guest traffic and continued sales declines at restaurants in our Northeast and Texas markets.

Brick House revenues increased 7.7% to $83.7 million in fiscal year 2016 versus $77.7 million in fiscal year 2015 due to three new restaurant openings in the first quarter of 2016, partially offset by the closing of one restaurant and a 7.7% decrease in comparable restaurant sales. The comparable restaurant sales decrease was comprised of an 8.1% decrease from traffic and mix and a 0.4% increase in pricing. Brick House’s average weekly sales decreased to $62 thousand from $66 thousand in prior year. Restaurant operating weeks increased to 1,341 in 2016 from 1,176 in 2015 due to new restaurant openings.

Costs of Sales

Cost of sales decreased by $7.2 million, or 4.7%, to $147.0 million in 2016 versus $154.3 million in 2015 mainly due to the decrease in sales volume and restaurant closures, partially offset by increased commodity pricing during 2016. As a percent of revenue, cost of sales increased to 32.7% from 31.4% primarily due to commodity price inflation.

Labor Expenses

Labor expenses decreased by $8.2 million, or 5.7%, to $134.0 million in 2016 versus $142.2 million in 2015. The decrease is mainly due to the closure of 19 restaurants in 2016 partially offset by the opening of three new Brick House restaurants. As a percent of revenue, labor expenses increased to 29.8% in fiscal year 2016 from 28.9% in fiscal year 2015 due to increases in minimum wage and deleverage from lower sales.

Occupancy Expenses

Occupancy expenses decreased by $2.6 million, or 6.3%, to $38.3 million in 2016 compared to $40.9 million in 2015. The decrease is primarily caused by the closure of 19 restaurants. As a percentage of revenue, occupancy expenses increased to 8.5% from 8.3% primarily due to deleveraging of fixed rent expense from the decrease in comparable restaurant sales.

Other Operating Expenses

Other operating expenses decreased by $11.8 million, or 12.4%, to $83.6 million in 2016 versus $95.4 million in 2015. The decrease is primarily caused by the closure of 19 restaurants and the decrease in advertising costs partially offset by higher insurance costs and operating supplies. As a percent of revenue, other operating expenses decreased to 18.6% in 2016 from 19.4% in 2015 primarily due to decreased advertising costs.

General and Administrative

General and administrative expenses decreased by $7.0 million, or 23.1%, to $23.5 million in 2016 compared to $30.5 million in 2015. As a percent of revenue, general and administrative expenses decreased to 5.2% in fiscal year 2016 from 6.2% in fiscal year 2015 due to decreased personnel costs, including a reduction of $1.6 million in severance costs, and professional fees.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2.6 million, or 10.1%, to $23.2 million in 2016 versus $25.8 million in 2015. This decrease is primarily due to the closure of 19 restaurants during 2016. As a percentage of revenue, depreciation and amortization remained constant at 5.2% in fiscal year 2016 and 2015.

Pre-Opening Costs

Pre-opening costs decreased by $51 thousand, or 5.5%, to $0.9 million in 2016 from $0.9 million in 2015. This decrease is mainly due to the timing of scheduled restaurant openings. We converted three restaurants in 2016 and converted two restaurants in 2015.

Asset Impairments and Closures

Asset impairments and closures increased to $31.4 million for fiscal year 2016 from $10.5 million for fiscal year 2015. The $20.9 million increase is mainly due to the impairment charges on long-lived assets of $26.2 million and $9.4 million in 2016 and 2015, respectively. We also closed 19 restaurants in the current year versus nine in the prior year and recorded $5.1 million and $1.1 million, respectively, in closure-related expenses, primarily comprised of future minimum lease obligations. If we are unable to improve the performance of our restaurants or if we experience deteriorating results at some of our restaurants, we could recognize additional impairment charges or closure related expenses.

Loss (Gain) on Disposal of Assets

Loss on disposal of assets increased by $0.7 million, to a $0.6 million loss in fiscal year 2016. The loss in fiscal year 2016 was primarily due to asset retirement losses for closed and converted restaurants, partially offset by gains on the sale of the leasehold interest for two locations. The gain in fiscal year 2015 included a $2.0 million net gain on restaurants sold, offset by the impact of writing off $0.6 million in book value of replaced restaurant equipment and facilities improvements, and $1.3 million in asset retirement losses for closed, converted and remodeled restaurants.

Income (Loss) from Operations

As a result of the foregoing, consolidated loss from operations increased by $23.9 million, to a $32.3 million loss in fiscal year 2016 from an $8.4 million loss in fiscal year 2015.

Joe’s income from operations decreased by $26.1 million, to a $16.6 million loss in fiscal year 2016 from $9.5 million in income in fiscal year 2015. As a percent of revenue, excluding the impact of non-cash impairment charges, accelerated depreciation, pre-opening costs, severance and other costs related to conversions, remodels and closures, income from operations for Joe’s decreased to 3.2% in the current year from 5.2% in the prior year. This decrease is primarily attributable to lower comparable restaurant sales and deleveraging of fixed costs against lower sales volume and increases in commodity pricing.

Income from operations for Brick House decreased by $3.4 million, to $2.2 million in fiscal year 2016 from $5.5 million in fiscal year 2015. As a percent of revenue, excluding the impact of non-cash impairment charges, pre-opening costs, severance and other costs related to conversions, remodels and closures, Brick House’s income from operations decreased to 7.6% in the current year from 8.3% in the prior year. The decrease is primarily due to lower comparable restaurant sales and increases in cost of sales.

Interest Expense, Net

Interest expense, net decreased by $3.8 million, or 23.0%, to $12.6 million in 2016 from $16.4 million in 2015. The decrease is due to lower average debt balance in 2016 due to voluntary prepayments of $46.5 million since the end of fiscal year 2015. The fiscal 2016 balance includes a $0.3 million write-off of debt issuance costs and debt discount compared to a $1.0 million write-off of debt issuance costs in 2015.

Income Tax Expense (Benefit)

The income tax expense increased by $0.5 million, to a $0.2 million expense in fiscal year 2016 from a $0.3 million benefit in fiscal year 2015 mainly due to an increase of $17.8 million in valuation allowance in 2016 compared to an increase of $12.8 million in 2015. Excluding the impact of the valuation allowance, the effective income tax rate decreased to 39.8% in fiscal year 2016 from 52.1% in fiscal year 2015 primarily due to the impact of the tax credit carryforwards.

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

Depreciation and Amortization

Depreciation and amortization expense increased by $1.9 million, or 8.1%, to $25.8 million in 2015 versus $23.9 million in 2014. This increase is primarily due to a higher depreciable base from newly opened restaurants and accelerated depreciation on closed restaurants. As a percentage of revenue, depreciation and amortization increased to 5.2% in fiscal year 2015 from 4.7% in fiscal year 2014 due to deleveraging from negative same-restaurant sales.

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

Joe’s income from operations decreased by $11.9 million, or 55.5%, to $9.5 million in fiscal year 2015 from $21.5 million in fiscal year 2014. As a percent of revenue, excluding the impact of non-cash impairment charges, accelerated depreciation, pre-opening costs, severance and other costs related to conversions, remodels and closures, income from operations for Joe’s decreased to 5.2% in the current year from 5.9% in the prior year. This decrease is primarily attributable to lower comparable restaurant sales and deleveraging of fixed costs against lower sales volume, partially offset by improvement in seafood pricing.

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

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents, and our senior secured credit facility. Our primary requirements for liquidity and capital are restaurant development, working capital and general corporate needs. Additionally since December 2015, we have repaid $46.5 million of our 2014 Term Loan in an effort to reduce our leverage. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate, and will continue to operate, with negative working capital. Our requirement for working capital is not significant since our restaurant guests pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, we are able to sell and collect payment for many of our inventory items before we have to pay our suppliers for such items. Our restaurants do not require significant inventories or receivables.

Going Concern

We have continued to experience declines in comparable restaurant sales and income from operations at Joe’s and Brick House. We have closed underperforming restaurants and implemented cost reduction measures to help mitigate the effect of these declines and improve our financial position and liquidity. In late 2016, we engaged a financial advisor to assist us in evaluating various strategic alternatives potentially available to us. As part of this ongoing evaluation of strategic alternatives, on April 3, 2017, we announced that our Board of Directors, working together with our management team and our financial advisor, has commenced a process to pursue the sale of our business, which could be sold as an entirety or through the separate sales of Joe’s or Brick House.

As of January 2, 2017, we were in compliance with all of our debt covenants. However, we are forecasting in 2017 that we may no longer be in compliance with the financial covenant ratios in our 2014 Credit Agreement. In an event of default, our lenders may accelerate the maturity of all of our indebtedness. If our lenders accelerate the maturity of our indebtedness, we will not have sufficient liquidity to repay the entire balance of our outstanding borrowings. The uncertainty associated with our ability to repay our outstanding debt obligations as they become due raises substantial doubt about our ability to continue as a going concern for one year after the issuance date of the financial statements. The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the fiscal year ended January 2, 2017 also contains an explanatory paragraph regarding our ability to continue as a going concern.

On March 31, 2017, we entered into a forbearance agreement with certain of the lenders and the Administrative Agent (collectively, the “Forbearing Lenders”) under the 2014 Credit Facility, whereby the Forbearing Lenders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the 2014 Credit Agreement with respect to certain defaults, events of default, and anticipated events of default (the “Forbearance Agreement”). The Forbearance Agreement is effective until the earliest of (i) May 9, 2017, and (ii) the occurrence or existence of any default or event of default other than defaults, events of default and anticipated events of default that are subject to the Forbearance Agreement. Should we be in default of the Forbearance Agreement or should the required lenders and the Administrative Agent not agree to further extend such Forbearance Agreement, the Administrative Agent and lenders would be free to exercise any rights and remedies with respect to such defaults and events of defaults pursuant to the terms of the 2014 Credit Facility. which could include accelerating the maturity of all our indebtedness.

We are currently in discussions with our lenders in connection with our pursuit of various strategic alternatives to improve our capital structure. While we pursue these strategic alternatives, we are operating under a cash management strategy to enhance and preserve liquidity. This ongoing cash management strategy limits many of our operational and strategic initiatives designed to grow our business over the long term. We have successfully completed certain elements of our cash management strategy, including, among other things:

●	Closed 28 underperforming restaurants in the last two years
●	Reduced inventory levels in the restaurants
●	Sold non-core assets
●	Reduced annual marketing spend by $5.6 million with a focus on more cost-effective marketing strategies
●	Reduced and maintained restaurant-level labor and operating expenses
●	Reduced selling, general, and administrative expenses by over $9.0 million in 2016 through lower personnel costs and professional fees
●	Eliminated new restaurant development and reduced capital expenditures to maintenance levels

Based on our current internal forecasts, our cash flows will be sufficient to fund anticipated cash requirements over the next 12 months for minimum capital expenditures, working capital purposes, and scheduled payments of principal and interest required pursuant to the terms of the 2014 Credit Facility. Increased competition and uncertainty in the casual dining industry continue to make it more difficult to accurately forecast our results of operations and cash position, so our revenues may deteriorate beyond what we anticipate. Our current plan for the remainder of 2017 contemplates a comparable restaurant sales decline in the high-single digits. A greater sales decline than reflected in our plan would negatively impact our results of operations and cash flows. If we cannot meet our capital needs using cash on hand and cash from operations as our current forecasts suggest, are not in compliance with the covenants in our debt agreement, and are unable to improve our capital structure, we may have to take other actions such as modify our business plan to close additional restaurants, pursue additional external liquidity generating events, seek additional financing to the extent available, further reduce or delay capital expenditures or file for protection under Chapter 11 of the U.S. Bankruptcy Code. We can give no assurance that we will successfully execute the strategic transactions we are currently pursuing or any others, and our ability to do so could be adversely affected by numerous factors, including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions of our debt agreement. It is possible that even a successful and efficient implementation of the recapitalization initiatives we are pursuing will require us to make a filing for protection under the U.S. Bankruptcy Code.

We rely upon vendor financing in managing our liquidity. As a result, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms and operate our business. In such event, our ability to maintain optimal inventory and service levels would be adversely affected, and our results of operations and financial performance would suffer.

Cash Flow

The following table shows summary cash flows information for fiscal years 2016, 2015 and 2014 (in thousands):

	Fiscal Year
	2016	2015	2014
Net cash provided by (used in):
Operating activities
Continuing operations	$6,150	$25,379	$18,392
Discontinued operations	-	2,668	(1,432)
Investing activities
Continuing operations	(6,896)	(13,908)	(25,879)
Discontinued operations	240	11,639	585
Financing activities	(6,881)	(36,234)	25,635
Net increase (decrease) in cash and cash equivalents	(7,387)	(10,456)	17,301
Increase in cash and cash equivalents - discontinued operations	-	(2,291)	(573)
Net increase (decrease) in cash and cash equivalents - continuing operations	$(7,387)	$(12,747)	$16,728

Operating Activities

Net cash provided by operating activities – continuing operations decreased to $6.2 million for fiscal year 2016 from $25.4 million for fiscal year 2015. The decrease was primarily due to lower sales and changes in working capital including the timing of rent payments and collection of accounts receivable, partially offset by lower general and administrative expenses.

Net cash provided by operating activities – continuing operations increased to $25.4 million for fiscal year 2015 from $18.4 million for fiscal year 2014. This increase was primarily due to lower general and administrative expenses and changes in working capital including the timing of rent payments and collection of accounts receivable, offset by higher interest payments.

Net cash provided by operating activities – discontinued operations was $2.7 million in fiscal year 2015 versus net cash used of $1.4 million in fiscal year 2014 due to decrease in marketing expenses and costs related to restaurant closures.

Investing Activities

Net cash used in investing activities – continuing operations was $6.9 million, $13.9 million and $25.9 million in 2016, 2015 and 2014, respectively. The net cash used was primarily attributable to capital expenditures for fiscal years 2016, 2015 and 2014 of $9.4 million, $16.6 million and $25.9 million, respectively. Variances in capital expenditures are primarily due to the number and timing of new or converted locations under construction. We also received $1.8 million and $2.0 million of proceeds from disposal of assets, respectively, in 2016 and 2015 primarily related to the closure of Joe’s restaurants.

Net cash provided by investing activities – discontinued operations was $0.2 million, $11.6 million and $0.6 million in 2016, 2015 and 2014, were primarily caused by the sale of Macaroni Grill in 2015.

We estimate that total capital expenditures for fiscal year 2017 will be approximately $5.0 million to $10.0 million.

Financing Activities

Net cash used in financing activities was $6.9 million for fiscal year 2016, $36.2 million for fiscal year 2015, while net cash provided by financing activities was $25.6 million for fiscal year 2014. The 2016 balance reflects scheduled quarterly payments on the term loan plus $11.5 million in voluntary prepayments, partially offset by a net $6.0 million borrowing on the revolver. The 2015 balance reflects scheduled quarterly payments on the term loan plus a $35.0 million voluntary prepayment in December 2015. The 2014 balance reflects net borrowings of $25.8 million on our credit facility in fiscal year 2014, representing $41.8 million in net proceeds from our August 2014 refinancing, before accrued interest and fees and net of $4.8 million debt issuance cost payment, and $16.4 million in net repayments from our previous senior secured credit facility.

Senior Secured Credit Facility

On August 13, 2014, we entered into a new senior secured credit facility (“2014 Credit Agreement”), which consists of a $30.0 million revolving credit facility (“2014 Revolving Credit Facility”) and a $165.0 million term loan (“2014 Term Loan”), which both mature on February 13, 2019. The 2014 Term Loan was issued at 98.5% of par. The principal amount of the 2014 Term Loan was payable in consecutive quarterly installments of $412,500, commencing on December 31, 2014, with the balance payable in full at maturity. Since December 2015, we have made $46.5 million in voluntary prepayments on our 2014 Term Loan, which reduced our quarterly installment payments to $294,886.

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan and the 2014 Revolving Credit Facility was 8.0% as of January 2, 2017. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

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

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of January 2, 2017.

In December 2015, we made a $35.0 million voluntary prepayment of our 2014 Term Loan and wrote off $0.6 million of debt issuance costs and $0.4 million of debt discount, which are included in interest expense. In 2016, we made $11.5 million in voluntary prepayments of our 2014 Term Loan and wrote off $161 thousand of debt issuance costs and $105 thousand of debt discount, which are included in interest expense.

As of January 2, 2017, we had letters of credit of approximately $10.1 million outstanding under the 2014 Revolving Credit Facility and had available borrowing capacity of approximately $13.9 million.

NASDAQ Delisting

On March 10, 2017, we received a notice (the “Notice”) from the Office of General Counsel of NASDAQ indicating that the NASDAQ Hearings Panel (the “Panel”) has determined that our securities would be delisted from The NASDAQ Global Select Market. Accordingly, trading of our common stock was suspended at the opening of business on March 14, 2017, and a Form 25-Notification of Delisting will be filed with the Securities and Exchange Commission, which will remove our securities from listing and registration on NASDAQ.

The Notice indicated that the Panel’s determination was based on concerns about our ability to sustain compliance with all requirements for continued listing on The NASDAQ Stock Market. Specifically, on July 28, 2016, NASDAQ Listing Qualifications Staff (the “Staff”) notified us that we were no longer in compliance with NASDAQ Marketplace Rule 5450(b)(3)(C) since the market value of our publicly held shares closed below the required minimum of $15,000,000 for the previous 30 consecutive business days. In accordance with NASDAQ Marketplace Rule 5810(c) (3)(D), the Staff granted us a 180-day period, or until January 24, 2017, to regain compliance. We were unable to regain compliance with Rule 5450(b)(2)(C) by January 24, 2017. Accordingly, on January 25, 2017, we received a letter from Staff notifying us that our common stock would be delisted from The NASDAQ Global Select Market on February 3, 2017 unless we timely requested a hearing before the Panel. We appealed the Staff’s determination by requesting a hearing before the Panel to seek continued listing. On March 10, 2017, the Panel determined that our shares would be delisted from The NASDAQ Stock Market effective at the open of business on March 14, 2017. Since March 15, 2017, our common stock has traded in the OTC market under the symbol IRGT.

The OTC market is a significantly more limited market than the NASDAQ Global Select Market and the quotation of our common stock on the OTC market has resulted in a less liquid market available for existing and potential stockholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. We cannot provide any assurances as to if or when we will be in a position to relist our common stock on a nationally-recognized securities exchange. See “Item 1A. Risk Factors—Our common stock is no longer listed on a national securities exchange and is quoted only on the over-the-counter (“OTC”) market, which could negatively affect our stock price and liquidity.”

Off-Balance Sheet Arrangements

Except for restaurant operating leases, we have no material off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our contractual obligations and commercial commitments as of January 2, 2017 (in thousands):

	Payments Due by Period in Years
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$121,301	$1,180	$120,121	$-	$-
Operating leases	230,737	29,655	56,091	48,172	96,819
Interest payments(a)	24,447	11,547	12,900	-	-
Uncertain tax positions(b)	-	-	-	-	-
Total	$376,485	$42,382	$189,112	$48,172	$96,819

__________________________

(a)	We estimate future interest payments on our long-term debt using interest rates and applicable margin in effect at January 2, 2017.
(b)

We have $0.4 million of uncertain tax positions, including interest and penalties, recorded in other long-term liabilities or as a reduction to net operating loss carryforwards. It is not reasonably possible to predict at this time when (or if) any of these assessments will be settled.

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

Adjusted Loss from Continuing Operations

We calculate adjusted loss from continuing operations by eliminating from loss from continuing operations the impact of items we do not consider indicative of our ongoing operations. Specifically, we believe that this non-GAAP measure provides greater comparability and enhanced visibility into our results of operations, excluding the impact of special charges and certain other expenses. Adjusted loss from continuing operations represents loss from continuing operations less items such as (a) transaction costs, (b) costs related to conversions, remodels and closures, (c) write-off of debt issuance costs and debt discount, (d) asset impairments, (e) loss (gain) on insurance settlements, (f) the current and deferred income tax effect of the above described adjustments (calculated using a marginal rate of 38.5% in fiscal year 2016, 39.0% in fiscal year 2015 and 39.6% in fiscal year 2014, and (g) the deferred tax asset valuation allowance. We believe this measure provides additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of these adjusted measure should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to these adjustments.

A reconciliation of loss from continuing operations to adjusted loss from continuing operations is as follows:

	Fiscal Year
	2016	2015	2014
	(in thousands)
Loss from continuing operations	$(44,361)	$(24,849)	$(33,382)
Adjustments - continuing operations:
Transaction costs	627	-	510
Costs related to conversions, remodels and closures	5,037	1,954	127
Write-off of debt issuance costs and debt discount	266	962	2,241
Asset impairments	26,237	9,409	1,770
Loss (gain) on insurance settlements	(755)	428	(89)
Income tax effect of adjustments above
Current benefit	(59)	(119)	(979)
Deferred benefit	(12,031)	(4,856)	(817)
Valuation allowance	17,781	12,807	25,632
Adjusted loss from continuing operations	$(7,258)	$(4,264)	$(4,987)

Weighted average shares outstanding
Basic	25,834	25,731	25,659
Diluted	25,834	25,731	25,659
Loss from continuing operations per share
Basic and diluted	$(1.72)	$(0.97)	$(1.30)
Adjusted loss from continuing operations per share
Basic and diluted	$(0.28)	$(0.17)	$(0.19)

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

	Fiscal Year
	2016	2015	2014
	(in thousands, except percentages)
Revenues	$450,279	$492,044	$503,508
Less: Other revenues	414	295	179
Restaurant sales(A)	$449,865	$491,749	$503,329
Restaurant operating costs and expenses
Cost of sales	147,036	154,270	163,407
Labor expenses	134,048	142,209	142,662
Occupancy expenses	38,312	40,890	39,401
Other operating expenses	83,582	95,384	94,086
Deferred rent	(1,130)	(1,692)	(1,580)
Restaurant-level profit(B)	$48,017	$60,688	$65,353
Restaurant-level profit margin (B ÷ A)	10.7%	12.3%	13.0%

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

Impairment of Long-Lived Assets and Disposal of Property and Equipment

We evaluate the recoverability of the carrying amount of long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Our review for impairment of these long-lived assets takes into account estimates of future undiscounted cash flows. Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Our asset group for impairment testing is comprised of the assets and liabilities of each of our individual restaurants, since this is the lowest level of identifiable cash flows. We estimate the future cash flows expected to result from the use of the long-lived assets and their eventual disposition. An impairment loss may be recognized if the future undiscounted cash flows associated with the assets are less than their carrying value. Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair values. We estimate fair value by discounting the expected future cash flows of our restaurants over their remaining lease terms.

The following estimates and assumptions used in the discounted cash flow analysis impact the fair value of restaurant long-lived assets:

•	discount rate based on our weighted average cost of capital and the risk-free rate of return;
•	sales growth rates and cash operating margins over the expected remaining lease terms;
•	strategic plans, including projected capital spending and intent to exercise renewal options, for the restaurant;
•	other risks and qualitative factors specific to the asset or conditions in the market in which the asset is located at the time the assessment was made.

During Fiscal 2016, the average discount rate, average sales growth rate and average cash operating margin rate used were 9.2%, (0.6)% and 2.5%, respectively. We believe our assumptions in calculating the fair value of our long-lived assets are similar to those used by other marketplace participants.

We recorded impairment charges of $26.2 million in fiscal year 2016, $9.4 million in fiscal year 2015 and $1.8 million in fiscal year 2014, which is included in asset impairments and closures in our consolidated statements of operations, related to our long-lived assets. If we are unable to improve the performance of our restaurants or if we experience deteriorating results at some of our restaurants, we could recognize additional impairment charges.

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

We account for uncertain tax positions using a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by tax authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. See Note 10 for information regarding changes in our unrecognized tax benefits.

Forward-Looking Statements

This annual report on Form 10-K includes “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. We caution you that the forward looking information presented in this annual report is not a guarantee of future events, and that actual events and results may differ materially from those made in or suggested by the forward looking information contained in this annual report. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “comfortable with,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Examples of forward-looking statements in this annual report include, but are not limited to, our seeking to sell the Company and improve our capital structure and our fiscal year 2017 capital expenditure expectations. A number of important factors could cause actual events and results to differ materially from those contained in or implied by the forward-looking statements, including the risk factors discussed in this annual report. Any forward-looking information presented herein is made only as of the date of this report, and we do not undertake any obligation to update or revise any forward-looking information to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. These risks and uncertainties and other factors include, among others:

(i)

We may not be successful in selling the Company or either of our two restaurant brands, or in improving our capital structure, and the failure of either of these initiatives or may require us to seek relief in bankruptcy or complete a sale as part of a bankruptcy;

(ii)

To the extent that we seek relief under the U.S. Bankruptcy Code, whether or not such relief leads to a quick emergence from Chapter 11, through a sale or otherwise, a bankruptcy filing could materially adversely affect the relationships between us and our existing and potential customers, employees, suppliers, and others, and could result in little or no recovery to our existing security holders.

(iii)	The increasingly competitive industry conditions under which we operate has negatively impacted our results of operations and cash flows and may continue to in the future. These factors have raised substantial doubt about our ability to continue as a going concern.

(iv)

Our borrowings require significant amortization and other debt service payments. We may not be able to make such payments as they become due, which would result in an event of default under the 2014 Credit Agreement. Were this to occur, we might not have, or be able to obtain sufficient cash to pay our accelerated indebtedness.

(v)	If our operating results decline we may not be able to generate sufficient cash flows to meet our liquidity needs.

(vi)	Our level of indebtedness may make it more difficult for us to pay our debts as they become due and more necessary for us to divert our cash flow from operations to debt service payments.

(vii)

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

(viii)	We may not achieve all of the expected benefits from our cost saving initiatives.

(ix)	Our common stock is no longer listed on a national securities exchange and is quoted only on the OTC market, which may negatively effect on our stock price and liquidity.

(x)

The loss of key management personnel and possible difficulties in retaining or replacing such personnel under current circumstances could affect our ability to achieve our operational goals and cost saving initiatives.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Many of the food products we purchase are affected by commodity pricing that is subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and are generally unpredictable. For fiscal year 2016, crab, lobster and shrimp accounted for approximately 49% of our total food purchases. Crab and lobster are wild caught and sourced from government regulated and sustainable fisheries. Other categories affected by the commodities markets, such as seafood, beef, fish and dairy products, may each account for approximately 4% to 10% of our food purchases. While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities we require, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods. Our purchasing department negotiates prices and quantities for all of our ingredients through either cancellable contracts (with varying length terms), spot market purchases or commodity pricing formulas. Changes in commodity prices would generally affect us and our competitors similarly, depending on the terms and duration of supply contracts. We also enter into fixed price supply contracts for certain products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can have an adverse effect on margins.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2014 Credit Facility, which bear interest at variable rates. As of January 2, 2017, we had $121.3 million outstanding under our 2014 Credit Facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. We do not currently have any such derivative financial instruments in place. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Taking into account the 1% floor on our LIBOR borrowings under our new senior secured credit facility, a 1% change in the interest rate on the outstanding balance of our variable rate debt would result in a $1.2 million change in our annual results of operations.

 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Ignite Restaurant Group, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheet of Ignite Restaurant Group, Inc. and subsidiaries (the "Company") as of January 2, 2017 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 28, 2015 and December 29, 2014 were audited by other auditors, whose report, dated March 3, 2016, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such 2016 consolidated financial statements present fairly, in all material respects, the financial position of Ignite Restaurant Group, Inc. and subsidiaries as of January 2, 2017, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s expectation that they will likely not meet the financial covenant ratios set forth in their 2014 Credit Agreement during fiscal 2017 will result in the Company’s debt becoming due upon demand. The uncertainty associated with the Company’s ability to repay its outstanding debt obligations as they become due raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte and Touche LLP

Houston, Texas

April 3, 2017

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Ignite Restaurant Group, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Ignite Restaurant Group, Inc. and its subsidiaries as of December 28, 2015, and the results of their operations and their cash flows for each of the fiscal years ended December 28, 2015 and December 29, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 3, 2016

IGNITE RESTAURANT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	January 2, 2017	December 28, 2015

ASSETS
Current assets
Cash and cash equivalents	$430	$7,817
Accounts receivable, net	5,195	3,385
Inventories	3,845	5,272
Other current assets	3,736	4,677
Total current assets	13,206	21,151
Property and equipment, net	129,324	176,307
Intangible assets, net	4,464	5,482
Other assets	1,422	2,242
Total assets	$148,416	$205,182

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$11,885	$18,406
Accrued liabilities	29,453	31,532
Current portion of debt obligations	1,180	1,621
Total current liabilities	42,518	51,559
Long-term debt obligations	117,806	123,112
Deferred rent	17,788	20,193
Other long-term liabilities	6,744	3,705
Total liabilities	184,856	198,569

Commitments and contingencies (Note 11)

Stockholders' equity (deficit)
Preferred stock, $0.01 par value per share, 100,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 500,000 shares authorized; 26,246 and 26,180 shares issued and outstanding, respectively	259	258
Additional paid-in capital	93,928	92,621
Accumulated deficit	(130,627)	(86,266)
Total stockholders' equity (deficit)	(36,440)	6,613
Total liabilities and stockholders' equity (deficit)	$148,416	$205,182

See accompanying notes to consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

	Fiscal Year
	2016	2015	2014

Revenues	$450,279	$492,044	$503,508
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	147,036	154,270	163,407
Labor expenses	134,048	142,209	142,662
Occupancy expenses	38,312	40,890	39,401
Other operating expenses	83,582	95,384	94,086
General and administrative	23,487	30,523	38,669
Depreciation and amortization	23,227	25,831	23,901
Pre-opening costs	876	927	2,799
Asset impairments and closures	31,360	10,497	1,980
Loss (gain) on disposal of assets	623	(121)	1,340
Total costs and expenses	482,551	500,410	508,245
Loss from operations	(32,272)	(8,366)	(4,737)
Interest expense, net	(12,603)	(16,363)	(12,521)
Gain (loss) on insurance settlements	755	(428)	89
Loss from continuing operations before income taxes	(44,120)	(25,157)	(17,169)
Income tax expense (benefit)	241	(308)	16,213
Loss from continuing operations	(44,361)	(24,849)	(33,382)
Loss from discontinued operations, net of tax	-	(21,516)	(20,167)
Net loss	$(44,361)	$(46,365)	$(53,549)

Net loss per share
Basic and diluted
Loss from continuing operations	$(1.72)	$(0.97)	$(1.30)
Loss from discontinued operations, net of tax	$-	$(0.84)	$(0.79)
Net loss	$(1.72)	$(1.80)	$(2.09)

Weighted average shares outstanding
Basic	25,834	25,731	25,659
Diluted	25,834	25,731	25,659

See accompanying notes to consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balance at December 30, 2013	25,796	$256	$87,703	$13,648	$101,607
Net loss	-	-	-	(53,549)	(53,549)
Issuance of equity awards, net	398	-	-	-	-
Vesting of restricted stock	-	1	(1)		-
Taxes paid related to net share settlement of equity awards	(11)	-	(124)	-	(124)
Stock-based compensation	-	-	3,365	-	3,365

Balance at December 29, 2014	26,183	$257	$90,943	$(39,901)	$51,299
Net loss	-	-	-	(46,365)	(46,365)
Issuance of equity awards, net	29	-	-	-	-
Vesting of restricted stock	-	1	(1)	-	-
Taxes paid related to net share settlement of equity awards	(32)	-	(134)	-	(134)
Stock-based compensation	-	-	1,813	-	1,813

Balance at December 28, 2015	26,180	$258	$92,621	$(86,266)	$6,613
Net loss	-	-	-	(44,361)	(44,361)
Issuance of equity awards, net	83	-	-	-	-
Vesting of restricted stock	-	1	(1)	-	-
Taxes paid related to net share settlement of equity awards	(17)	-	(29)	-	(29)
Stock-based compensation	-	-	1,337	-	1,337

Balance at January 2, 2017	26,246	$259	$93,928	$(130,627)	$(36,440)

See accompanying notes to consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2016	2015	2014
Cash flows from operating activities
Net loss	$(44,361)	$(46,365)	$(53,549)
Loss from discontinued operations, net of tax	-	21,516	20,167
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	23,227	25,831	23,901
Amortization of debt issuance costs	1,117	1,663	3,121
Amortization of debt discount	514	870	177
Stock-based compensation	1,337	2,065	2,877
Asset impairments	26,237	9,409	1,770
Deferred income tax	196	(324)	15,023
Gain on insurance related to property and equipment	(705)	(695)	(89)
Non-cash loss (gain) on disposal of assets	543	(133)	(649)
Decrease (increase) in operating assets:
Accounts receivable	(2,063)	4,076	3,289
Inventories	1,427	576	(92)
Other operating assets	1,416	1,006	1,314
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(3,358)	3,808	(2,783)
Other operating liabilities	623	2,076	3,915
Net cash provided by operating activities - continuing operations	6,150	25,379	18,392
Net cash provided by (used in) operating activities - discontinued operations	-	2,668	(1,432)

Net cash provided by operating activities	6,150	28,047	16,960

Cash flows from investing activities
Purchases of property and equipment	(9,360)	(16,633)	(25,859)
Proceeds from property insurance claims	705	695	89
Proceeds from disposal of assets	1,759	2,030	41
Purchases of intangible assets	-	-	(150)
Net cash used in investing activities - continuing operations	(6,896)	(13,908)	(25,879)
Net cash provided by investing activities - discontinued operations	240	11,639	585

Net cash used in investing activities	(6,656)	(2,269)	(25,294)

Cash flows from financing activities
Borrowings on revolving credit facility	43,050	-	109,000
Payments on revolving credit facility	(37,050)	-	(194,207)
Proceeds from long-term debt	-	-	162,525
Payments on long-term debt	(12,852)	(36,100)	(46,775)
Debt issuance costs paid	-	-	(4,784)
Taxes paid related to net share settlement of equity awards	(29)	(134)	(124)

Net cash provided by (used in) financing activities	(6,881)	(36,234)	25,635

Net increase (decrease) in cash and cash equivalents	(7,387)	(10,456)	17,301
Change in cash and cash equivalents - discontinued operations	-	(2,291)	(573)
Cash and cash equivalents at beginning of period	7,817	20,564	3,836

Cash and cash equivalents at end of period	$430	$7,817	$20,564

See accompanying notes to consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

Note 1—Description of Business

Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) operates two full service, casual dining restaurant brands under the names Joe’s Crab Shack (“Joe’s”) and Brick House Tavern + Tap (“Brick House”). As of January 2, 2017, we operated 112 Joe’s restaurants and 25 Brick House restaurants in 32 states within the United States, and franchised three Joe’s restaurants in Dubai, U.A.E.

J.H. Whitney VI, L.P., an affiliate of J.H. Whitney Capital Partners, LLC, owns approximately 66.1% of our total outstanding common stock as of January 2, 2017.

Note 2—Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ignite and its wholly-owned subsidiaries as of January 2, 2017. All significant intercompany balances and transactions have been eliminated in consolidation. On April 17, 2015, we completed the sale of Romano’s Macaroni Grill (“Macaroni Grill”). The operating results of Macaroni Grill for the prior periods have been aggregated and reclassified as discontinued operations in our consolidated statements of operations. See Note 4 for further discussion.

Fiscal Year

Our fiscal year ends on the Monday nearest to December 31 of each year. Fiscal year 2016 was a 53-week year. Fiscal years 2015 and 2014 were 52-week years. References to 2016, 2015 and 2014 are references to fiscal years ended January 2, 2017, December 28, 2015, and December 29, 2014 respectively.

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

Revenue Recognition

Revenues from food and beverage sales are recognized when payment is tendered at the point-of-sale and are presented net of promotional allowances, discounts, and employee meals. Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis, or excluded from revenues, in our consolidated statements of operations. Initial franchise fees received are deferred and recognized as revenue upon opening of the franchised restaurant, which is when we have performed substantially all initial services required by the franchise agreement. Continuing licensing and royalty revenues are recognized when earned. Licensing and royalty revenues were $0.3 million, $0.2 million, and $4 thousand in 2016, 2015, and 2014, respectively.

Proceeds from the sale of gift cards are deferred and recognized as revenue upon redemption. Deferred gift card revenue is included in accrued liabilities in our consolidated balance sheets. Our gift cards do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. We recognize gift card breakage income exclusive of amounts subject to state escheatment laws when the likelihood of redemption of the cards becomes remote. We recorded breakage income of $0.5 million, $0.4 million, and $0.3 million during 2016, 2015 and 2014, respectively, which is included in revenues in our consolidated statements of operations.

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

Property and Equipment

Property and equipment acquired is stated at cost less accumulated depreciation and impairment. Depreciation is calculated using the straight-line method, based on the following estimated useful lives:

Leasehold improvements	Shorter of effective lease term or estimated useful life (in years)
Restaurant equipment		10
Furniture and fixtures	5	–	10
Computer equipment and software	3	–	5

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

Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying amount of long-lived assets, including property and equipment, whenever events and circumstances indicate that the carrying value of an asset may not be fully recoverable. Our review for impairment of these long-lived assets takes into account estimates of future undiscounted cash flows. Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Our asset group for impairment testing is comprised of the assets and liabilities of each of our individual restaurants, since this is the lowest level of identifiable cash flows. We estimate the future cash flows expected to result from the use of the long-lived assets and their eventual disposition. An impairment loss may be recognized if the future undiscounted cash flows associated with the assets are less than their carrying value. Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair values. We estimate fair value by discounting the expected future cash flows of our restaurants over their remaining lease terms. We recorded impairment charges of $26.2 million, $9.4 million and $1.8 million in fiscal year 2016, 2015 and 2014, respectively, which is included in asset impairments and closures in our consolidated statements of operations.

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

Intangible assets consist of the following (in thousands):

	January 2, 2017			December 28, 2015
	Cost	Accumulated Amortization and Impairment	Carrying Value	Cost	Accumulated Amortization and Impairment	Carrying Value
Definite lived:
Trademarks	$4,580	$4,417	$163	$4,580	$4,029	$551
Indefinite lived:
Liquor licenses	4,376	75	4,301	4,931	-	4,931
	$8,956	$4,492	$4,464	$9,511	$4,029	$5,482

The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangibles and included in intangible assets, net in the consolidated balance sheets. The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term. Liquor licenses are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We determined estimated fair value based on prices in the open market for licenses in similar jurisdictions (level 2 in the fair value hierarchy). We recorded impairment charges for liquor licenses in 2016 of $0.1 million. In 2016, we sold two liquor licenses for $0.5 million. No impairment charge for liquor licenses was recorded in 2015.

Definite-lived trademarks are amortized on a straight-line basis over their estimated useful life of 10 years. Amortization expense for definite-lived trademarks was approximately $0.4 million, $0.5 million and $0.5 million for 2016, 2015 and 2014, respectively.

Scheduled amortization of definite-lived intangible assets is as follows (in thousands):

Fiscal Year	Amount
2017	35
2018	35
2019	29
2020	15
2021	15
Thereafter	34
$163

Deferred Charges

Debt issuance costs representing costs to obtain long-term financing are accounted for as a deferred charge and are included in our consolidated balance sheets in other assets for our revolving credit facility and as a reduction to our debt obligation for our term loan. They are amortized using the interest method for the term loan and straight-line method for the revolving credit facility over the term of the related financing. Amortization of debt issuance costs, which was approximately $1.1 million, $1.7 million, and $3.1 million for 2016, 2015 and 2014, respectively, is included in interest expense in our consolidated statements of operations. See Note 7 regarding write-off of debt issuance costs related to debt pay down and refinancing transactions.

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

Advertising Expenses

Advertising production costs are expensed at the time the advertising is first aired. All other advertising costs are expensed as incurred. Advertising expenses were approximately $16.1 million, $22.9 million and $22.9 million for 2016, 2015 and 2014, respectively, and are included in other operating expenses in our consolidated statements of operations.

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

The following table provides the significant weighted average assumptions used to determine the fair value of stock appreciation rights on the grant date using the Black-Scholes option-pricing model for awards granted during the fiscal years 2016, 2015 and 2014:

	Fiscal Year
	2016			2015			2014
Expected term (in years)		6.3			6.3			6.3
Expected volatility		46.4%			43.9%			42.5%
Dividend yield		0.0%			0.0%			0.0%
Risk-free interest rate	1.3%	-	1.6%	1.5%	-	1.9%	1.7%	-	2.0%

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

We account for uncertain tax positions using a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by tax authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. See Note 10 for information regarding changes in our unrecognized tax benefits.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, while diluted net loss per share is computed using the weighted average number of common shares outstanding plus all potentially dilutive common share equivalents outstanding during the period. The following table summarizes the components to determine the denominators of basic and diluted net loss per share (in thousands):

	Fiscal Year
	2016	2015	2014
Denominator:
Basic weighted average shares outstanding	25,834	25,731	25,659
Effect of dilutive securities	-	-	-
Diluted weighted average shares outstanding	25,834	25,731	25,659

For fiscal year 2016, 2015 and 2014, we excluded 0.7 million, 1.2 million and 1.6 million stock appreciation rights (“SARs”) and 349 thousand, 405 thousand and 510 thousand restricted stock, respectively, from the calculation of net loss per share because the effect was anti-dilutive due to the net loss during the respective periods.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued a converged standard on revenue recognition, Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. Its disclosure guidance requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations; significant judgments and changes in judgments; and assets recognized from the costs to obtain or fulfill a contract. This ASU’s effective date has been deferred by the issuance of ASU No. 2015-14, and is effective for us for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, but not before the original effective date of December 15, 2016. This ASU permits the use of either the retrospective or cumulative effect transition method. We are in the process of selecting a transition method. This guidance will not impact our recognition of revenue for company-operated restaurant sales.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards. Specifically, ASU No. 2014-15 (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effects of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. This update is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. As of January 2, 2017, we adopted ASU 2014-15. Please see Note 3.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance requires the recognition of assets and liabilities that arise from lease transactions wherein current off-balance sheet leasing activities is required to be reflected in the balance sheet. The FASB lessee accounting model retains two types of leases, and is consistent with the lessee accounting model under existing GAAP. One type of lease (finance leases) will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The other type of lease (operating leases) will be accounted for (both in the income statement and statement of cash flows) in a manner consistent with operating leases under existing GAAP. However, as it relates to the balance sheet, lessees will recognize lease liabilities based upon the present value of remaining lease payments and corresponding lease assets for operating leases with limited exception. The new standard also will require lessees and lessors to provide additional qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide supplemental information about the nature of an organization’s leasing activities. This ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements, but we expect this will have a material effect on our balance sheet since we have a significant amount of operating leases.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends certain aspects of ASU 2014-09, specifically the standard’s guidance on identifying performance obligations and the implementation guidance on licensing. This ASU’s effective date and transition provisions are aligned with the requirements of ASU 2014-09. We are currently evaluating the impact of this ASU on our consolidated financial statements, including the recognition of transactions such as franchise area development fees and initial fees from franchisees.

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

Note 3—Going Concern

We have continued to experience declines in comparable restaurant sales and income from operations at Joe’s and Brick House. We have closed underperforming restaurants and implemented cost reduction measures to help mitigate the effect of these declines and improve our financial position and liquidity. In late 2016, we engaged a financial advisor to assist us in evaluating various strategic alternatives potentially available to us. As part of this ongoing evaluation of strategic alternatives, we announced that our Board of Directors, working together with our management team and financial advisor, has commenced a process to pursue the sale of our business, which could be sold as an entirety or through the separate sales of Joe’s or Brick House.

As of January 2, 2017, we were in compliance with all of our debt covenants. However, we are forecasting in 2017 that we may no longer be in compliance with the financial covenant ratios in our 2014 Credit Agreement. In an event of default, our lenders may accelerate the maturity of all of our indebtedness. If our lenders accelerate the maturity of our indebtedness, we will not have sufficient liquidity to repay the entire balance of our outstanding borrowings. The uncertainty associated with our ability to repay our outstanding debt obligations as they become due raises substantial doubt about our ability to continue as a going concern for one year after the issuance date of the financial statements.

We are currently in discussions with our lenders in connection with our pursuit of various strategic alternatives to improve our capital structure. It is possible that even a successful implementation of one of the strategic alternatives that we are pursuing will require us to make a filing for protection under Chapter 11 of the U.S. Bankruptcy Code. Our consolidated financial statements as of and for the year ended January 2, 2017 have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements.

Note 4—Sale of Macaroni Grill

On April 17, 2015, we completed the sale of Macaroni Grill for $7.3 million, net of directly related selling expenses, of which $7.1 million was received in 2015 and $0.2 million was received in 2016. During the thirteen weeks ended March 30, 2015, we recorded a $22.4 million impairment charge to write down the net assets of Macaroni Grill to their estimated fair value less cost to sell, which is included in loss from discontinued operations in our condensed consolidated statements of operations. In addition, during the thirteen weeks ended June 29, 2015, we recorded a $6.1 million loss on disposal of the Macaroni Grill business in loss from discontinued operations.

The table below reconciles significant items that comprise loss from discontinued operations before income taxes (in thousands):

	2015	2014
Revenues	$88,439	$333,677

Cost of sales	23,187	89,848
Labor expenses	31,266	114,473
Occupancy expenses	9,987	38,499
Other operating expenses	18,190	81,427
General and administrative	2,149	6,619
Depreciation and amortization	2,066	9,873
Asset impairments and closures	22,807	10,714
Loss (gain) on disposal of assets	4,339	(859)
Other non-operating items	(1,038)	124
Loss from discontinued operations before income taxes	$(24,514)	$(17,041)

Note 5—Selected Balance Sheet Accounts

The components of other current assets are as follows (in thousands):

	January 2, 2017	December 28, 2015
Prepaid insurance	$1,709	$1,663
Prepaid rent	851	-
Prepaid licenses and fees	308	742
Prepaid taxes	166	1,194
Prepaid advertising	43	135
Other	659	943
	$3,736	$4,677

The components of accrued liabilities are as follows (in thousands):

	January 2, 2017	December 28, 2015
Payroll and related costs	$7,272	$8,084
Insurance	6,953	7,158
Property taxes	3,139	3,476
Deferred gift card revenue	3,060	3,833
Restaurant closures liability	2,540	384
Sales and alcohol taxes	1,741	1,652
Utilities	1,187	1,466
Occupancy	1,071	936
Interest	913	2,664
Other	1,577	1,879
	$29,453	$31,532

Note 6—Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	January 2, 2017	December 28, 2015
Leasehold improvements	$226,146	$257,244
Equipment	35,010	37,193
Furniture and fixtures	17,897	19,165
Construction in progress	266	8,607
	279,319	322,209
Less accumulated depreciation	149,995	145,902
	$129,324	$176,307

Depreciation expense was approximately $22.8 million, $25.4 million and $23.4 million fiscal years 2016, 2015 and 2014, respectively.

Note 7—Debt Obligations

Debt obligations consisted of the following as of the dates presented below (in thousands):

	January 2, 2017	December 28, 2015
Term loan, due February 2019	$115,301	$128,350
Revolving credit facility, expiring February 2019	6,000	-
Less unamortized debt discount and loan costs	2,315	3,617
Total debt, net of debt discount and loan costs	118,986	124,733
Less current portion	1,180	1,621
Long-term debt obligations	$117,806	$123,112

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

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan and 2014 Revolving Credit Facility was 8.0% as of January 2, 2017. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

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

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were in compliance with these covenants as of January 2, 2017.

In December 2015, we made a $35.0 million voluntary prepayment of our 2014 Term Loan and we wrote off $0.6 million of debt issuance costs and $0.4 million of debt discount, which are included in interest expense. In 2016 we made $11.5 million in voluntary prepayments and we wrote off $161 thousand of debt issuance costs and $105 thousand of debt discount, which are included in interest expense.

As of January 2, 2017, we had letters of credit of approximately $10.1 million outstanding under the 2014 Revolving Credit Facility and had available borrowing capacity of approximately $13.9 million.

The carrying value of our long-term debt approximates fair value. The estimated fair value of our debt is based on observable market information from a third party pricing source, which is classified as a level 2 input within the fair value hierarchy.

Note 8—Restaurant Closures

Costs associated with restaurant closures are recorded when the restaurant is closed. Expenses and losses related to closed restaurants are recorded in asset impairments and closures and loss on disposal of assets in our consolidated statements of operations.

During fiscal year 2016, we closed 18 Joe’s restaurants and one Brick House restaurant. We recognized $5.0 million in closure-related expenses, including $5.1 million in asset impairments and closures primarily related to future minimum lease obligations, and a net gain of $0.1 million recorded in loss (gain) on disposal of assets. We also reclassified $3.9 million of accrued liabilities to the restaurant closure liability, primarily related to the deferred rent balances for the closed restaurants. The corresponding restaurant closure liability is approximately $7.0 million of which $4.5 million is reflected in other long-term liabilities in our consolidated balance sheet as of January 2, 2017.

During fiscal year 2015, we closed nine Joe’s restaurants, included in the nine restaurants closed in the current year were three that were converted to Brick House restaurants and one Joe’s that was sold resulting in a net gain of $2.5 million. We recognized $2.0 million in closure-related expenses, including $1.0 million in asset impairments and closures primarily related to future minimum lease obligations, $1.7 million of accelerated depreciation, and a net gain of $0.7 million recorded in loss (gain) on disposal of assets. The corresponding restaurant closure liability was approximately $1.3 million of which $0.9 million is reflected in other long-term liabilities in our consolidated balance sheet as of December 28, 2015.

An analysis of our restaurant closure liability, including current and long-term portions, is shown below (in thousands):

	December 29, 2014	Additions	Adjustments	Payments	December 28, 2015	Additions	Adjustments	Payments	January 2, 2017
Facility and other exit costs	$272	$1,041	$560	$(606)	$1,267	$4,926	$3,913	$(3,111)	$6,995
Severance costs	-	46	-	(46)	-	196	-	(196)	-
Restaurant closure liability	$272	$1,087	$560	$(652)	$1,267	$5,122	$3,913	$(3,307)	$6,995

 Note 9—Insurance and Other Recoveries

Our Joe’s restaurant in Oceanside, New York was temporarily closed in the fourth quarter of 2012 due to damage sustained from Hurricane Sandy. In 2014, we received $89 thousand in insurance proceeds related to Hurricane Sandy.

In 2015, a Joe’s restaurant in Indianapolis was razed by fire. We recorded a $0.4 million loss in the third quarter of 2015 related to this fire.

In 2016, we recorded $0.8 million gain related to insurance claims for two restaurants damaged by fire in a prior year, partially offset by a loss on one restaurant damaged by fire in 2016.

In relation to each of these casualty events, the following amounts were recorded in our consolidated financial statements (in thousands):

	2016	2015	2014
Proceeds from property insurance claims	$705	$695	$89
Gain on insurance related to property and equipment	$705	$695	$89

Note 10—Income Taxes

Income tax expense (benefit) included in continuing operations consisted of the following (in thousands):

	Fiscal Year
	2016	2015	2014
Current income tax
Federal	$28	$106	$(1,457)
State	17	(100)	2,618
Foreign	-	10	29
	45	16	1,190
Deferred income tax
Federal	3	(481)	14,372
State	193	157	651
	196	(324)	15,023
Total income tax expense (benefit)	$241	$(308)	$16,213

In addition, included in discontinued operations was an income tax expense (benefit) of ($3.0) million and $3.1 million in 2015 and 2014, respectively.

At January 2, 2017, we had federal income tax credit carryforwards of approximately $29.3 million, comprised of a $28.8 million credit for FICA and Medicare taxes paid on reported employee tip income, Alternative Minimum Tax (“AMT”) credits of approximately $0.4 million, and a Texas margin tax credit of approximately $0.1 million. The FICA credit will begin to expire in 2031 if unused prior to that time, while the AMT credit may be carried forward indefinitely. The Texas margin tax credit will expire in 2028 if unused prior to that time. We also have state net operating loss carryforwards of approximately $74.2 million which will begin to expire in 2024 if unused prior to that time. At January 2, 2017, we have federal net operating loss carryforwards of approximately $68.1 million, which will begin to expire in 2036 if unused prior to that time. In addition, at January 2, 2017, we have federal capital loss carryforwards of approximately $4.1 million, which will begin to expire in 2021 if unused prior to that time.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of our credit carryforwards which begin to expire in 2031. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the continued operating losses and the asset impairments we are in a three-year cumulative loss position. According to ASC Topic No. 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. During fiscal year 2016, we recorded a valuation allowance of $17.8 million. During fiscal year 2015 and 2014, we recorded a valuation allowance of $12.8 million and $25.6 million for continuing operations and $6.8 million and $10.3 million for discontinued operations, respectively, against our deferred tax assets. We excluded the deferred tax liabilities related to certain indefinite lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as a reduction to our income tax benefit in our consolidated statement of operations. If we are able to generate sufficient taxable income in the future such that it becomes more likely than not that we will be able to fully utilize the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease if the valuation allowance is reversed.

	Fiscal Year
	2016	2015	2014
Tax expense (benefit) at the federal statutory income tax rate	$(15,442)	$(8,805)	$(6,009)
Permanent differences	15	191	45
State income taxes, net of federal impact	(453)	(1,410)	51
Tax credit carryforwards	(2,766)	(3,377)	(3,662)
Change in valuation allowance	17,781	12,807	25,632
Other	1,106	286	156
Total income tax expense (benefit)	$241	$(308)	$16,213
Effective income tax rate	(0.5% )	1.2%	(94.4% )

The components of our deferred tax assets and liabilities are as follows (in thousands):

	January 2, 2017	December 28, 2015
Deferred tax assets
Credit carryforwards	$29,333	$25,080
Net operating loss carryforwards	28,345	20,610
Deferred rent	6,975	7,955
Closure reserve	2,661	494
Accrued insurance	2,000	2,103
Property and equipment	1,858	-
Intangibles	1,037	1,030
Stock-based compensation	820	1,752
Accrued expenses	64	347
Other	858	866
Valuation allowance	(73,305)	(55,598)
	646	4,639
Deferred tax liabilities
Property and equipment	-	(3,475)
Intangibles	(387)	(393)
Prepaid expenses	(188)	(319)
Net deferred tax asset	$71	$452

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. We are subject to U.S. federal income tax examinations by tax authorities for the fiscal years ended December 30, 2013, December 29, 2014 and December 28, 2015. We did not have any tax examinations during fiscal year 2016, and we have no other income tax audits open at this time. We are also subject to various state income tax examinations by state tax authorities for the fiscal year ended December 30, 2013 and forward.

The following table shows the changes in the amount of our uncertain tax positions, exclusive of the effect of interest and penalties (in thousands):

	Fiscal Year
	2016	2015	2014
Balance at beginning of year	$470	$609	$582
Additions for tax positions of the current year	53	119	122
Reductions for tax positions of prior years	(186)	(258)	(95)

Balance at end of year	$337	$470	$609

The full balance of approximately $337 thousand, if recognized, would affect the annual effective rate, net of any federal tax benefits. We do not expect any changes that will significantly impact our uncertain tax positions within the next twelve months.

We accrue interest and penalties related to our uncertain tax positions as a component of income tax expense. During the fiscal years 2016, 2015 and 2014, we recognized approximately ($93) thousand, ($43) thousand and $32 thousand of interest and penalties (reversals), net, respectively. We had approximately $50 thousand and $143 thousand accrued for interest and penalties as of January 2, 2017 and December 28, 2015, respectively.

Note 11—Commitments and Contingencies

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

Minimum Lease Commitments

We lease our restaurants, office facilities, and certain equipment under operating lease agreements. The future minimum rental commitments for these noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows (in thousands):

Fiscal Year	Amount
2017	$29,655
2018	28,485
2019	27,606
2020	25,569
2021	22,603
Thereafter	96,819
$230,737

The above amounts do not include property taxes, insurance, and normal maintenance that we are required to pay. Rental expense relating to operating leases amounted to approximately $32.4 million, $35.5 million and $34.7 million for 2016, 2015 and 2014, respectively. A number of our leases also provide for contingent rentals based on a percentage of sales above a specified minimum. Total contingent rentals, included in rent expense, amounted to approximately $1.4 million, $1.6 million and $1.9 million for 2016, 2015 and 2014, respectively.

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

On August 22, 2016, in the Superior Court of California, County of San Francisco, a former manager at Joe’s Crab Shack in San Francisco filed a complaint against the Company alleging that he, and all other salaried employees in California (with the exception of those who worked at restaurants in Orange County, Los Angeles County and/or Ventura County), were misclassified as exempt employees and are therefore entitled to unpaid overtime, as well as compensation for missed meal and rest breaks. This former employee purports to represent a statewide class of salaried employees as to their state law claims. We have removed this complaint to federal court, answered and asserted affirmative defenses and are vigorously contesting this matter. At this stage, we cannot predict with any certainty whether the former employees will prevail or the amount of damages they might recover were they to prevail.

On August 24, 2016, in the Superior Court of California, County of Los Angeles, two former managers at Joe’s Crab Shack locations in California filed a complaint against the Company alleging that they, and all other salaried employees who worked at Joe’s Crab Shack locations in Orange County, Los Angeles County and/or Ventura County, California, were misclassified as exempt employees and are therefore entitled to unpaid overtime, as well as compensation for missed meal and rest breaks. These former employees purport to represent a statewide class of salaried employees as to their state law claims. We have removed this complaint to federal court, answered and asserted affirmative defenses and are vigorously contesting this matter. At this stage, we cannot predict with any certainty whether the former employees will prevail or the amount of damages they might recover were they to prevail.

In July 2016, we were contacted by counsel for two former Joe’s Crab Shack managers concerning a potential nationwide collective action and state class action alleging, on behalf of the subordinate Joe’s Crab Shack managers outside of California, that they were misclassified as exempt from federal and state overtime laws.  In September 2016, we entered into a tolling agreement with these former managers so that the parties could gather information, examine the allegations in more detail and engage in discussions via mediation, which ultimately took place on January 30, 2017.  The mediation did not result in a resolution and the former managers have threatened to move forward with the filing of a putative class action lawsuit. At this stage, we cannot predict with any certainty whether the former employees will prevail or the amount of damages they might recover were they to prevail.

Note 12—Stock-Based Compensation

In May 2012, our stockholders approved the adoption of our 2012 Omnibus Incentive Plan (“2012 Plan”). Under the 2012 Plan, we are authorized to grant stock-based awards in the form of stock options, restricted stock, restricted stock units, SARs, and other stock-based awards. The maximum number of common shares reserved for the grant of awards under the 2012 Plan is 3,180,074 shares. Other specific terms for awards granted under the 2012 Plan shall be determined by our board of directors (or a committee of its members). As of January 2, 2017, 1,623,856 shares were available for future grants under the 2012 Plan.

Stock-based compensation expense was approximately $1.3 million, $2.1 million and $2.9 million for fiscal years 2016, 2015 and 2014, respectively. As of January 2, 2017, we had unrecognized stock-based compensation expense of approximately $1.1 million related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 2.4 years.

Stock Appreciation Rights

Stock appreciation rights granted under the 2012 Plan generally vest over four years from the date of grant with 25% vesting each year following the date of grant. SARs may not have a term exceeding ten years from the date of grant. The weighted average grant date fair value of SARs granted during the fiscal years 2016, 2015 and 2014 was $1.22, $1.94 and $6.34, respectively.

Below is a summary of SARs activity during the fiscal year ended January 2, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2015	1,222,573	$10.55
Granted	421,078	$2.63
Forfeited	(719,013)	$11.94
Outstanding at January 2, 2017	924,638	$5.86	8.5	$-
Exercisable at January 2, 2017	236,522	$10.51	7.4	$-

 No SARs were exercised during fiscal years 2016, 2015 and 2014.

Restricted Stock

Restricted stock, which converts one for one at the end of the vesting period, has been granted to certain employees and independent directors. Restricted stock generally vests from one to five years from the date of grant.

The following table summarizes restricted stock activity for the fiscal year ended January 2, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 28, 2015	404,948	$6.42
Granted	172,875	$2.72
Vested	(125,726)	$4.71
Forfeited	(89,798)	$7.39
Nonvested at January 2, 2017	362,299	$5.01

The aggregate fair value of restricted stock that vested during the fiscal years 2016, 2015 and 2014 was $0.6 million, $1.1 million and $629 thousand, respectively. The weighted average grant date fair value of restricted stock granted in fiscal years 2016, 2015 and 2014 was $2.72, $4.05 and $12.54, respectively.

Note 13—Related Party Transaction

Under an eighteen month contract which ended September 30, 2015, we received certain creative marketing-related services, including print design, digital branding, and food photography from Norton Creative LLC (“Norton”). We also engaged Norton for television direction and production services, which were not covered in the scope of the original agreement. On September 12, 2015, our then President and CEO married the majority owner and CEO of Norton. Prior to becoming a related party, Norton provided services in the amount of $2.2 million during fiscal year 2015, of which $162 thousand related to discontinued operations. Amounts billed to us for services provided by Norton after becoming a related party, which were reviewed and approved by the Audit Committee, totaled $341 thousand for fiscal year 2015. As of December 28, 2015, we no longer used Norton for creative marketing services.

Note 14—Supplemental Disclosure of Cash Flow Information

The following table sets forth certain cash and non-cash activities from continuing operations, as follows (in thousands):

	2016	2015	2014
Cash paid for interest, net of capitalized interest	$12,723	$13,031	$7,360
Cash paid (refunded) for income taxes	$(515)	$(445)	$1,581
Supplemental noncash investing and financing activities
Increase (decrease) in unpaid liabilities for property and equipment	$(5,604)	$3,911	$(358)

Note 15—Segment Information

All of our restaurants compete in the full-service casual dining industry. Our brands also possess similar production methods, distribution methods, and economic characteristics, resulting in similar long-term expected financial performance characteristics. We believe reporting information about each of our brands is useful to readers of our financial statements and is consistent with how management evaluates brand performance. We also believe that providing this additional financial information for each of our brands provides a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs, asset impairments and closures, and loss on disposal of assets. Unallocated corporate expenses, capital expenditures, property and equipment, and other intangibles assets are presented below as reconciling items to the amounts presented in the consolidated financial statements.

The following tables present information about our reportable segments for the respective periods (in thousands):

	Fiscal Year
	2016	2015	2014
Revenues
Joe's Crab Shack	$366,617	$414,335	$432,969
Brick House Tavern + Tap	83,662	77,709	70,539
	$450,279	$492,044	$503,508

Income (loss) from operations
Joe's Crab Shack	$(16,606)	$9,539	$21,458
Brick House Tavern + Tap	2,164	5,541	3,828
Corporate	(17,830)	(23,446)	(30,023)
	$(32,272)	$(8,366)	$(4,737)

Depreciation and amortization
Joe's Crab Shack	$17,307	$20,304	$18,654
Brick House Tavern + Tap	4,900	4,483	4,190
Corporate	1,020	1,044	1,057
	$23,227	$25,831	$23,901

Capital expenditures
Joe's Crab Shack	$2,092	$7,804	$19,390
Brick House Tavern + Tap	6,121	7,916	5,502
Corporate	1,147	913	967
	$9,360	$16,633	$25,859

	January 2, 2017	December 28 2015
Property and equipment, net
Joe's Crab Shack	$82,993	$122,450
Brick House Tavern + Tap	44,060	51,351
Corporate	2,271	2,506
	$129,324	$176,307

Intangible assets, net
Joe's Crab Shack	$2,576	$3,559
Brick House Tavern + Tap	1,881	1,913
Corporate	7	10
	$4,464	$5,482

Note 16—Quarterly Financial Information (Unaudited)

The following table summarizes unaudited quarterly data for 2016 and 2015 (in thousands, except per share data):

	Fiscal Year 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$117,899	$130,757	$119,937	$81,686
Loss from continuing operations(1)	$(1,626)	$(10,443)	$(15,163)	$(17,129)
Loss from continuing operations per share
Basic and diluted	$(0.06)	$(0.40)	$(0.59)	$(0.66)

	Fiscal Year 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$122,219	$143,170	$133,357	$93,298
Income (loss) from continuing operations(2)	$(3,196)	$1,731	$(4,288)	$(19,096)
Income (loss) from continuing operations per share
Basic and diluted	$(0.12)	$0.07	$(0.17)	$(0.74)

________________________

(1)

Full year 2016 loss from continuing operations includes $5.1 million of costs related to conversions, remodels and closures ($0.1 million in the first quarter, $0.3 million in the second quarter, $4.5 million in the third quarter and a $0.2 million in the fourth quarter); $0.3 million in debt issuance cost and debt discount write-offs ($0.1 million in the second quarter and $0.2 million in the third quarter); $26.2 million in asset impairment ($8.0 million in the second quarter, $11.1 million in the third quarter and $7.1 million in the fourth quarter); $0.8 million in gain on insurance settlements (in the second quarter); and $17.8 million in deferred tax asset valuation allowance ($0.5 million in the first quarter, $4.8 million in the second quarter, $6.4 million in the third quarter and $6.1 million in the fourth quarter).

(2)

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

Note 17—Subsequent Event

On March 31, 2017, we entered into a forbearance agreement with certain of the lenders and the Administrative Agent (collectively, the “Forbearing Lenders”) under the 2014 Credit Facility, whereby the Forbearing Lenders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the 2014 Credit Agreement with respect to certain defaults, events of default, and anticipated events of default (the “Forbearance Agreement”). Absent any additional default or the occurrence of certain events, the Forbearance Agreement will be effective until May 9, 2017. Should we be in default of the forbearance agreement or should the required lenders and the Administrative Agent not agree to further extend such forbearance agreement, the Administrative Agent and lenders would be free to exercise any rights and remedies with respect to such default and events of defaults pursuant to the terms of the 2014 Credit Facility, which could include accelerating the maturity of all our indebtedness.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended January 2, 2017, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of January 2, 2017.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 2, 2017.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended January 2, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Changes in Senior Management Team

Robert S. Merritt, who has served on the Company’s Board of Directors since March 2014 and as its Chief Executive Officer since November 2015, will resign from those positions after the filing of this Annual Report on Form 10-K (the “Separation Date”), but will continue to serve as a consultant to the Company.

On March 30, 2017, the Company entered into a Separation Agreement and General Release (the “Agreement”) with Mr. Merritt. Pursuant to the terms of the Agreement, Mr. Merritt will receive severance payments equal to his base salary as in effect immediately prior to the Separation Date for a period of twelve months, paid in substantially equal semi-monthly installments. Mr. Merritt will also receive COBRA continuation coverage for the twelve month period following the Separation Date. The premiums for such COBRA coverage will be reimbursed by the Company. The Agreement contains customary confidentiality provisions and a release of claims by Mr. Merritt against the Company. Mr. Merritt will be subject to customary non-solicitation and non-competition covenants for a period of twelve months. The foregoing description of the Agreement is a general description and is qualified in its entirely by reference to the actual agreement, which is attached hereto as Exhibit 10.25.

On March 30, 2017, the Company entered into a Consulting Agreement with Mr. Merritt (the “Consulting Agreement”), pursuant to which Mr. Merritt will provide consulting services to the Company for a term of seven months, beginning on the Separation Date. The Company will pay Mr. Merritt $25,000 per month for six months, plus an initial payment of $50,000, for an aggregate of $200,000. The foregoing description of the Consulting Agreement is a general description and is qualified in its entirely by reference to the actual agreement, which is attached hereto as Exhibit 10.26.

Jonathan Tibus, a Managing Director with Alvarez & Marsal, has been elected Chief Executive Officer of the Company. Mr. Tibus serves as Managing Director at A&M Restaurant Credentials with a specialization in developing, evaluating, and implementing restructuring and performance improvement plans, largely in the restaurant, retail, and hospitality sectors. He has over 19 years of experience in the interim management and financial advisory roles. Prior to joining the Company, Mr. Tibus served as Chief Executive Officer of Last Call Operating Co., which owned and managed over 80 restaurants. He also recently served as Chief Restructuring Officer to Quiznos, a sandwich restaurant franchisor. He has served as restructuring advisor to various other companies including an $800 million golf and sports equipment retailer, a multi-unit retail and wholesale nursery business, and an Atlantic City resort and casino prior to and during its first bankruptcy filing. In addition to advising companies directly, Mr. Tibus also has extensive experience advising lenders, creditors, and franchisees. He served as restructuring advisor to the lenders of Garden Fresh (d/b/a/ Souplantation and Sweet Tomatoes) and e-brands restaurants Timpano and Aquaknox, among others, and as advisor to franchisees of Wendy’s and various YUM! Brand, and advisor to the Unsecured Creditor’s Committee of RoomStore, Inc., a chain of furniture retail stores. In these roles he has provided operational analysis and restructuring advisory, including detailed store-level operating analyses, overhead analyses, and bankruptcy-related analyses to help frame negotiations and expectations. Mr. Tibus is 44 years old and is not the beneficial owner of any shares of Company common stock.

On April 3, 2017, the Company and Alvarez & Marsal North America, LLC (“Alvarez & Marsal”) entered into an agreement regarding Mr Tibus’s service as the Company’s Chief Executive Officer. Under the terms of the agreement, Mr. Tibus will continue to be employed by Alvarez & Marsal and will not receive any compensation directly from the Company. The Company will instead pay Alvarez & Marsal the lesser of $25,000 per week or $795 per hour. Under the agreement, the Company may not solicit, recruit, hire or otherwise engage any employee of Alvarez & Marsal or any of its affiliates who perform services for the Company for a period of two years after the termination of the agreement. The Company also entered into an indemnification and limitation on liability agreement (“Indemnification Agreement”) with Alvarez & Marsal on April 3, 2017, pursuant to which the Company agreed to indemnify Alvarez & Marsal and Mr. Tibus for any activities performed for the Company. The foregoing descriptions of the agreement with Marsal & Alvarez and the Indemnification Agreement are general descriptions and are qualified in their entirely by reference to the actual agreements, which are attached hereto as Exhibits 10.27 and 10.28.

The Board of Directors also promoted Brad Leist, the Company’s Senior Vice President and Chief Financial Officer, to the additional position of Chief Administrative Officer, and elected Steve Metzger, our Vice President and General Counsel, has been promoted to Senior Vice President, General Counsel and Secretary of the Company. In connection with the additional responsibilities that Mr. Leist and Mr. Metzger are taking on, their salaries have been increased to $400,000 and $300,000, respectively. In addition, the Company increased the salary of Ellen Clarry, the Company’s Chief Supply Officer, to $340,000.

Director Compensation

As of April 3, 2017, our independent director compensation program was modified as follows: in lieu of historic compensation, our independent directors will receive (i) a monthly cash retainer of $10,000, and (ii) payments of $2,500 per meeting of the full Board attended other than regularly scheduled quarterly board meetings. No additional meeting fees will be paid for attendance at Board committee meetings. These board fees may not exceed the prior board compensation level of $150,000 for any director in any fiscal year. In addition, the chairs of the Audit, Compensation and Corporate Governance and Nominating Committee, if independent, will receive a supplemental annual cash retainer of $12,000, $10,000 and $7,000, respectively.

The Forbearance Agreement

On March 31, 2017, the Company entered into a forbearance agreement with certain of the lenders and the Administrative Agent (collectively, the “Forbearing Lenders”) under our 2014 Credit Facility, whereby the Forbearing Lenders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the 2014 Credit Facility with respect to certain defaults, events of default, and anticipated events of default (the “Forbearance Agreement”). The Forbearance Agreement is effective until the earliest of (i) May 9, 2017, or (ii) the occurrence or existence of any default or event of default other than defaults, events of default and anticipated events of default that are subject to the Forbearance Agreement. Should we be in default of the Forbearance Agreement or should the required lenders and the Administrative Agent not agree to further extend such Forbearance Agreement, the Administrative Agent and lenders would be free to exercise any rights and remedies with respect to such defaults and events of defaults pursuant to the terms of the 2014 Credit Facility.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As of April 3, 2017, our directors and executive officers and their respective positions are as follows:

Name	Age	Position
Paul R. Vigano	45	Affiliated Non-Employee Director
Shauna R. King	60	Independent Director
Joseph N. Stein	56	Independent Director
F. Phillip Handy	72	Independent Director
Ann Iverson	73	Independent Director
Robert S. Merritt	65	Chief Executive Officer
Brad A. Leist	42	Chief Financial Officer
Ellen J. Clarry	62	Chief Supply Officer

 Paul R. Vigano was elected as Chairman of our board of directors in May 2012 and serves in the class of directors whose term expires in 2017. Mr. Vigano is a Senior Managing Director at J.H. Whitney Capital Partners, LLC (“J.H. Whitney”), a Connecticut-based private equity firm. Mr. Vigano joined J.H. Whitney in 1998. Prior to joining J.H. Whitney, he was a member of the mergers and acquisitions group at Goldman, Sachs & Co. Mr. Vigano holds a B.B.A. degree from the University of Michigan where he graduated Phi Beta Kappa and an M.B.A. from Stanford Graduate School of Business. Mr. Vigano is 45 years old.

Mr. Vigano currently serves as a director of several private companies, including several consumer product companies. His in-depth knowledge and experience in the branded consumer products industry, coupled with his skills in corporate finance, strategic planning and leadership of complex organizations, provide him with the qualifications and skills to serve as a director.

Shauna R. King was appointed as a member of our board of directors in August 2014 and serves in the class of directors whose term expires in 2017. Ms. King served as Vice President, Finance and Business Operations for Yale University where her responsibilities included strategic and financial planning, capital and operating budgeting, departmental business operations, information technology, dining operations, shared services and procurement. Prior to her role at Yale University, Ms. King provided management, financial and operations consulting to select clients with SKing Consulting from 2003 to 2006, as well as from 1994 to 1998. Between her consulting endeavors, Ms. King held numerous leadership positions at PepsiCo, Inc., including Chief Transformation Officer; President and Global Information Officer, PepsiCo Shared Services; Vice President and General Manager, Club Channel and Vice President, Field Finance at Frito-Lay, Inc. Prior to these roles, Ms. King held various business development, finance and marketing related roles at PepsiCo Food Systems, Frito-Lay, Inc. and PepsiCo Bottling Group, in addition to starting her career as a CPA at PriceWaterhouse. Ms. King graduated magna cum laude with a BS in Psychology from St. Lawrence University followed by an MBA from Cornell University and an Honorary Master’s Degree from Yale University. Ms. King is 60 years old.

Ms. King’s extensive leadership experience in both the public and private sectors, her accounting and financial expertise and her experience as a business consultant provide her with the qualifications and skills to serve as a director. Ms. King’s experience and understanding of finance led to her designation as an “audit committee financial expert.”

 Joseph N. Stein was elected as a member of our board of directors in June 2013 and serves in the class of directors whose term expires in 2017. Mr. Stein has served as a restaurant and franchise consultant since February 2011 and is President of R&J Restaurants, LLC, a Blaze Pizza franchise. He also serves on the Board of Directors of Del Taco Restaurants, Inc., Home Franchise Concepts, Inc. and the Orange County affiliate of the Susan G. Komen Foundation, a non-profit charity. Mr. Stein has served in a variety of executive positions with restaurant companies during his over 25-year career, including with El Pollo Loco, Inc., Rubio’s Restaurants, Inc., Checkers Drive-In Restaurants, Inc. and CKE Restaurants, Inc. Mr. Stein was previously a certified public accountant for KPMG LLP and served as a director of ROI Acquisitions Corp., a special purpose acquisition corporation in the restaurant and consumer goods industry. Mr. Stein is 56 years old.

Mr. Stein’s extensive experience as a senior executive officer in the restaurant industry, his accounting and financial expertise and his experience with strategic transactions provides him with the qualifications and skills to serve as a director. Mr. Stein’s experience and understanding of finance led to his designation as an “audit committee financial expert.”

F. Philip Handy was elected as a member of our board of directors on March 11, 2016 and serves in the class of directors whose term expires in 2018. Over a career that spans more than forty years, Mr. Handy has demonstrated business and financial acumen. Mr. Handy founded the investment firm, Winter Park Capital, in 1980, and he currently serves as its Chief Executive Officer. Mr. Handy has held leadership positions in companies such as Maryland Club Foods, a nationally branded coffee/beverage company, Majik Markets, a thousand-unit convenience store and gasoline retailer, Rewards Network, Inc., a leading provider of dining and loyalty programs for restaurants, airlines and retailers, and Chart House Restaurant Group. Further, Mr. Handy serves on the boards of directors of Owens Corning, Inc., a prominent global supplier of insulation, roofing and fiberglass composites, and Anixter International, Inc., a leading global supplier of communications and security products. He is also a philanthropist and he currently serves as President of the board of directors of the Foundation for Excellence in Education, a non-profit organization dedicated to education reform. Mr. Handy is a cum laude graduate of Economics, B.A. from Princeton University and he holds an MBA from Harvard Business School. Mr. Handy is 72 years old.

Mr. Handy’s experience within the retail and restaurant industries, combined with his public board service and his successful strategic planning and leadership of complex organizations provide Mr. Handy with the qualifications and skills to serve as a director of the Company. Mr. Handy’s experience and understanding of finance led to his designation as an “audit committee financial expert.”

Ann Iverson was elected as a member of our board of directors in December 2012 and serves in the class of directors whose term expires in 2019. Ann Iverson brings over three decades of executive leadership in retail and wholesale business as a Chairman and CEO and also brings board member experience of both publicly traded and privately held companies including Owens Corning, Storehouse Plc, Shoe Pavillion, and Iconix where she was a member of audit, finance and corporate governance committees. Ms. Iverson has provided international consulting services in Carefree, Arizona since 1998. Prior to that, Ms. Iverson served as Chief Executive Officer of Laura Ashley Holdings plc, Mothercare plc and Kay-Bee Toy Stores, and Chairperson of Brooks Sports, Inc. and Chairman of the board of trustees of Thunderbird-The School of Global Management. She has held executive positions with Bloomingdales and Federated Department Stores, Inc. Ms. Iverson also has been awarded the Ellis Island Medal of Honor. Ms. Iverson is 73 years old.

Ms. Iverson has significant leadership experience as a chief executive officer in both the public and private sectors and as a business consultant. She provides the board a global perspective, with over 10 years of experience as chief executive officer of large multinational companies. Ms. Iverson brings to the board, among other skills and qualifications, expertise in international business, branding, finance and marketing.

Robert S. Merritt currently serves as our Chief Executive Officer, from November 17, 2015, through the date of the filing of this Annual Report on Form 10-K, and a member of the board of directors of the Company, from March 2014. Mr. Merritt’s career in the restaurant industry has spanned over three decades. Prior to his appointment to our board of directors in 2014, he served as President and Chief Executive Officer of Benjamin Moore & Co., a producer of high-quality paints and finishes from July 2012 until September 2013. Prior to that, he was an original member of the senior management team of Outback Steakhouse, Inc. (currently, Bloomin’ Brands, Inc. (NASDAQ: BLMN)) where he oversaw their initial public offering and helped to expand the company’s initial operations from 5 restaurants in Florida in 1990 to over 1,250 restaurants in 22 countries by his retirement in 2005. Mr. Merritt served on the Outback Steakhouse, Inc. board of directors from 1991 to 2005, and served on the boards of each of Outback’s operating subsidiaries and joint ventures. Mr. Merritt served on the board of directors for Cosi, Inc. (NASDAQ: COSI) and currently serves on the board of directors for Ruth’s Hospitality Group, Inc. (NASDAQ: RUTH). Mr. Merritt is 65 years old. As noted in Item 9B., Mr. Merritt will resign as a director and as our CEO after the filing of this Annual Report on From 10-K, but will continue in a consulting capacity with the Company.

Brad A. Leist has served as our Senior Vice President and Chief Financial Officer since April 17, 2015, and became our Chief Administrative Officer effective upon the filing of this Annual Report. Prior to his current role, he served as our Senior Vice President of Accounting and Finance and prior to that, as Vice President of Accounting. Before joining Ignite in 2012, Mr. Leist served in a variety of positions, most recently as Vice President – Corporate Controller at Builders FirstSource, Inc. from May 2004 to February 2012. Builders FirstSource, Inc. is a publicly traded supplier and manufacturer of structural and related building products primarily for residential new construction. Prior to joining Builders FirstSource, Mr. Leist worked for seven years in public accounting for PricewaterhouseCoopers LLP. Mr. Leist holds a Masters in Accounting and a Bachelor of Business Administration from Texas A&M University and is a licensed CPA in Texas. Mr. Leist is 42 years old.

Ellen Clarry has served as our Chief Supply Officer since August 12, 2015. Prior to this, she served as our Senior Vice President of Quality Assurance and Global Supply Chain from January 2012. She joined Ignite in November 2006 and initially served as our Director of Purchasing, then as Vice President of Quality Assurance and Global Supply Chain. Ms. Clarry has over 30 years of product development and management, quality assurance, planning, pricing and procurement experience in the restaurant and food processing industries. Prior to joining Ignite, Ms. Clarry held leadership roles with Tyson Foods, Ventura Foods, Carlson Restaurants Worldwide, S&A Restaurant Corp. and Ingredient Technology Corporation. Ms. Clarry serves on the board of directors and executive committee of National Fisheries Institute, a trade Association committed to helping its members succeed in the global seafood marketplace. Ms. Clarry holds a Bachelor of Arts degree from Excelsior College, in Albany, New York. Ms. Clarry is 62 years old.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, officers and persons who beneficially own more than 10% of our common stock are required by Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership of our common stock with the SEC, the NASDAQ Capital Market and us. To the Company’s knowledge, all filings were timely filed during fiscal year 2016.

Code of Conduct and Ethics

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

Board Committees and Membership

Our board of directors has established an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee. Each of the committees report to the board of directors as they deem appropriate, and as the board may request. The composition, duties and responsibilities of these committees are described below. The table below sets forth the current membership of each of the committees:

Director	Audit	Compensation	Corporate Governance and Nominating
Paul R. Vigano	—	X	X
Shauna R. King	Chair	—	X
Joseph N. Stein	X	Chair	—
F. Phillip Handy	X	X	—
Ann Iverson	—	X	Chair
Robert S. Merritt	—	—	—

Audit Committee

The Audit Committee is responsible for, among other matters: (i) appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm; (ii) discussing with our independent registered public accounting firm their independence from management; (iii) reviewing with our independent registered public accounting firm the scope and results of their audit; (iv) approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm; (v) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (vi) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and (vii) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

The SEC rules and the NASDAQ Stock Market rules require us to have all independent Audit Committee members. Our board of directors has affirmatively determined that Ms. King, Mr. Handy and Mr. Stein meet the definition of “independent directors” for purposes of serving on an Audit Committee under applicable SEC and the NASDAQ Stock Market rules and therefore, we have an entirely independent Audit Committee. In addition, Ms. King, Mr. Handy and Mr. Stein each qualify as an “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee. The Audit Committee held eleven meetings during the 2016 fiscal year.

 Compensation Committee

The Compensation Committee is responsible for, among other matters: (i) reviewing key employee compensation goals, policies, plans and programs; (ii) reviewing and approving the compensation of our directors, chief executive officer and other executive officers; (iii) overseeing chief executive officer and executive succession planning; and (iv) administering our stock plans and other incentive compensation plans.

Our board of directors has affirmatively determined that Ms. Iverson, Mr. Handy and Mr. Stein meet the definition of an “independent director” for purposes of serving on a compensation committee under applicable SEC and the NASDAQ Stock Market rules.

Our board of directors has adopted a written charter for the Compensation Committee. The Compensation Committee held eight meetings during the 2016 fiscal year.

Corporate Governance and Nominating Committee

Our Corporate Governance and Nominating Committee is responsible for, among other matters: (i) identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors; (ii) overseeing the organization of our board of directors to discharge the board’s duties and responsibilities properly and efficiently; (iii) identifying best practices and recommending corporate governance principles; and (iv) overseeing our corporate governance guidelines and other governance principles applicable to us.

Our board of directors has affirmatively determined that Ms. Iverson and Ms. King meet the definition of an “independent director” for purposes of serving on a corporate governance and nominating committee under applicable SEC and the NASDAQ Stock Market rules.

Our board of directors has adopted a written charter for the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee held six meetings during the 2016 fiscal year.

Item 11. EXECUTIVE COMPENSATION.

This compensation discussion provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions that resulted in the compensation provided to our chief executive officer and our two other highest paid executive officers during fiscal year 2016 (collectively, the “Named Executive Officers”), as presented in the tables which follow this discussion. This discussion contains statements regarding our performance targets and goals. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.

Summary Compensation Table

The following table sets forth the total compensation for all services rendered in all capacities to us in fiscal year 2015 and 2016.

						Non-Equity
				Stock	Options/SARs	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
Robert S. Merritt	2016	687,981	—	—	135,957	—	19,013	842,951
Chief Executive Officer	2015	64,904	—	315,425	245,313	—	17,827	643,469

Brad A. Leist	2016	288,721	—	—	56,775	—	10,396	355,892
Chief Financial Officer	2015	260,635	—	57,750	134,297	—	6,944	459,626

Ellen J. Clarry	2016	265,181	—	—	52,645		4,650	322,476
Chief Supply Officer	2015	239,038	—	71,700	124,465	33,479	4,650	473,332

________________________

(1)

Amounts represent the aggregate grant date fair value for the restricted stock awards granted in the applicable year, computed in accordance with FASB ASC Topic 718. Information about the assumptions used to value these awards can be found in Note 2 to the consolidated financial statements for the fiscal year ended January 2, 2017 in Item 8.

(2)

Amounts represent the aggregate grant date fair value for the stock appreciation rights granted in the applicable year, computed in accordance with FASB ASC Topic 718. Information about the assumptions used to value these awards can be found in Note 2 to the consolidated financial statements for the fiscal year ended January 2, 2017 in Item 8.

(3)	Represents annual cash incentive awards under our Management Incentive Plan.

(4)	The amounts included in this column for fiscal 2016 include the following:

		Financial
	Automobile	Counseling and	Medical
	Allowance	Tax Preparation	Examination	Relocation	Total
Name	($)	($)	($)	($)	($)
Robert S. Merritt	10,396	—	—	8,617	19,013
Brad A. Leist	10,396	—	—	—	10,396
Ellen J. Clarry	—	3,000	1,650	—	4,650

Narrative to Summary Compensation Table

Employee Agreements

Each of our Named Executive Officers has an employment agreement as follows:

Mr. Merritt — Pursuant to an offer letter dated November 17, 2015, as amended, between us and Mr. Merritt, Mr. Merritt’s annual base salary was set at $675,000. This salary was subject to review by the Board of Directors annually and could be increased at the Board’s discretion. In addition, pursuant to this offer letter, Mr. Merritt was entitled to participate in all bonus compensation plans, in accordance with the terms of such plans. The target level for his annual bonus is to be at least 50% of his annual salary, but entitlement to any such bonus and the amount of any bonus actually paid to Mr. Merritt is to be determined by the Board in its good faith discretion. For each of 2015 and 2016, Mr. Merritt’s target bonus level was set at 50% of his annual base salary. Mr. Merritt’s offer letter also provided for certain perquisites, including an automobile allowance of up to $10,200 annually, and standard Company-sponsored health benefits.

On March 30, 2017, the Company entered into a Separation Agreement and General Release (the “Agreement”) with Mr. Merritt. Pursuant to the terms of the Agreement, Mr. Merritt will receive severance payments equal to his base salary as in effect immediately prior to the Separation Date for a period of twelve months, paid in substantially equal semi-monthly installments. Mr. Merritt will also receive COBRA continuation coverage for the twelve month period following the Separation Date. The premiums for such COBRA coverage shall be reimbursed by the Company. The Agreement contains customary confidentiality provisions and a release of claims by Mr. Merritt against the Company. Mr. Merritt will be subject to customary non-solicitation and non-competition covenants for a period of twelve months. The foregoing description of the Agreement is a general description and is qualified in its entirely by reference to the actual agreement, which is attached hereto as Exhibit 10.25.

On March 30, 2017, the Company entered into a Consulting Agreement with Mr. Merritt (the “Consulting Agreement”), pursuant to which Mr. Merritt will provide consulting services to the Company for a term of seven months, beginning on the Separation Date. The Company will pay Mr. Merritt $25,000 per month for six months, plus an initial payment of $50,000, for an aggregate of $200,000. The foregoing description of the Consulting Agreement is a general description and is qualified in its entirely by reference to the actual agreement, which is attached hereto as Exhibit 10.26.

Mr. Leist— On April 17, 2015, Mr. Leist entered into an employment agreement to serve as the Company’s Chief Financial Officer. Pursuant to the employment agreement and subsequently approved pay increases, Mr. Leist’s annual base salary is set at $300,000. This salary is subject to review by the Board of Directors annually and may be increased at the Board’s discretion. In connection with taking on the additional responsibilities as Chief Administrative Officer, Mr. Leist’s salary was increased to $400,000 effective April 3, 2017. In addition, pursuant to this employment agreement, Mr. Leist is entitled to participate in the Company’s annual incentive plan, with a potential target bonus level set at 50% of his annual base salary, subject to achievement of various performance criteria, and further subject to the Board’s discretion. For each of 2015 and 2016, Mr. Leist’s target bonus level was set at 50% of his annual base salary. Pursuant to his employment agreement, Mr. Leist is entitled to certain other benefits, including an automobile allowance of up to $10,200 annually, and standard Company-sponsored health benefits.

Ms. Clarry — Pursuant to an offer letter dated August 31, 2015 and subsequently approved pay increases, Ms. Clarry’s annual base salary is set at $285,000 for her services as the Company’s Chief Supply Officer. This salary is subject to review by the Board of Directors annually and may be increased at the Board’s discretion. Effective April 3, 2017, Ms. Clarry’s salary was increased to $340,000. In addition, pursuant to her offer letter, Ms. Clarry is entitled to participate in the Company’s annual incentive plan, with a potential target bonus level set at 50% of her annual base salary, subject to achievement of various performance criteria, and further subject to the Board’s discretion. For each of 2015 and 2016, Ms. Clarry’s target bonus level was set at 50% of her annual base salary. Pursuant to her offer letter, Ms. Clarry is entitled to certain other benefits, including standard Company-sponsored health benefits.

Equity Incentive Plan Awards

As described below in the “Outstanding Equity Awards at Fiscal Year End” table, the Compensation Committee granted stock appreciation rights to all Named Executive Officers in May 2016. The grants were made to incentivize our Named Executive Officers to work to grow our stock price over time and as a retention incentive. In each case of equity awards granted, 25% of the stock appreciation rights described above will vest on each individual grant’s anniversary date in 2017, 2018, 2019 and 2020.

Non-Equity Incentive Plan Awards

In addition to receiving base salaries, our named executive officers are eligible to earn annual incentive awards under our Management Incentive Plan (“MIP”) based upon the attainment of specific financial performance objectives and, for certain executives, individual performance objectives. The annual cash incentive awards under our MIP are intended to offer incentive compensation by rewarding the achievement of corporate objectives linked to our overall financial results. Our Compensation Committee has authority to award annual cash incentives under our MIP to our executive officers. We believe that establishing annual cash incentive opportunities under our MIP helps us attract and retain qualified and highly skilled executives. These annual cash incentive awards under our MIP are intended to reward executive officers who have a positive impact on corporate results.

On an annual basis, or at the commencement of an executive officer’s employment with us, our Compensation Committee, based upon input from our Chief Executive Officer and Chief Financial Officer, and our human resources personnel, typically sets a target level of annual cash incentive award opportunity under our MIP that is structured as a percentage of such executive officer’s base salary at the end of the fiscal year. An executive officer’s target level of annual cash incentive award opportunity is set between 40% to 50% of his or her base salary.

For fiscal year 2016, each of Messrs. Merrit and Leist and Ms. Clarry’s target annual cash incentive award opportunity was set based upon each executive’s scope of responsibility and impact upon our overall financial performance at 50%.

All or part of a named executive officer’s annual cash incentive award opportunity under our MIP is determined based upon the achievement level of our Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization adjusted for certain additions and eliminations such as deferred rent, asset impairment, restaurant closure expenses, non-cash loss on disposal of property and equipment, pre-opening costs, stock-based compensation, and certain other expenses.

The Compensation Committee determined that each Named Executive Officer did not achieve his or her respective quantitative targets under the MIP for 2016. As such, no bonuses were paid in respect of 2016 performance under the MIP.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding stock appreciation rights and stock awards for each of the named executive officers as of January 2, 2017:

		Option Awards (1)				Stock Awards
		Number of	Number of
		Securities	Securities				Market Value
		Underlying	Underlying			Number of Shares	of Shares of
		Unexercised	Unexercised	SAR/Option	SAR/Option	of Stock That	Stock That Have
	Grant	SARs/Options (#)	SARs/Options (#)	Exercise Price	Expiration	Have Not Vested	Not Vested
Name	Date	Exercisable	Unexercisable (1)	($)	Date	(#)(2)	($)(3)
Robert S. Merritt	11/17/2015	39,063	117,188	3.41	11/17/2025	-	-
	11/17/2015	-	-	-	-	69,375	37,463
	5/18/2016	-	104,166	2.82	5/18/2026	-	-

Brad A. Leist	5/11/2012	7,000	-	14.00	5/11/2022	-	-
	6/3/2013	4,500	1,500	18.30	6/3/2023	-	-
	11/22/2013	7,500	2,500	11.93	11/22/2023	-	-
	6/19/2014	7,680	7,680	14.59	6/19/2024	-	-
	6/19/2014	-	-	-	-	960	518
	4/17/2015	6,250	18,750	3.85	4/17/2025	-	-
	4/17/2015	-	-	-	-	11,250	6,075
	5/20/2015	10,958	32,874	4.67	5/20/2025	-	-
	5/18/2016	-	43,499	2.82	5/18/2026	-	-

Ellen J. Clarry	5/11/2012	15,000	-	14.00	5/11/2022	-	-
	6/3/2013	11,250	3,750	18.30	6/3/2023	-	-
	6/19/2014	7,680	7,680	14.59	6/19/2024	-	-
	6/19/2014	-	-	-	-	960	518
	5/20/2015	8,567	25,702	4.67	5/20/2025	-	-
	8/12/2015	6,250	18,750	4.78	8/12/2025	-	-
	8/12/2015	-	-	-	-	11,250	6,075
	5/18/2016	-	40,335	2.82	5/18/2026

________________________

(1)

These awards are in the form of stock appreciation rights. Upon exercise of a stock appreciation right, the named executive officer will be entitled to a payment in shares of our common stock equal in value to the excess of the fair market value of our common stock on the date of exercise over the exercise price of the stock appreciation right. The stock appreciation rights issued on May 11, 2012 vested 25% on each of June 30, 2013, 2014, 2015 and 2016, all other stock appreciation rights issued vest 25% on each given anniversary date.

(2)

The restricted stock awards shown in this column represent the number of shares of common stock of the Company the named executive officer received on respective grant dates. Restricted stock awards vest 25% on each grant anniversary date.

(3)	The market value of awards is based on the closing price of our common stock on the NASDAQ Stock Market as of December 30, 2016, which was $0.54.

Potential Payments Upon Termination or Change in Control

The information below describes and quantifies certain compensation that would become payable under each named executive officer’s respective employment offer letters and respective amendments if, as of January 2, 2017, their respective employment with us had been terminated. In addition, in connection with a change in control, as defined in the Omnibus Plan, the Compensation Committee may accelerate vesting of outstanding awards under the Omnibus Plan. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event.

				Termination	Termination
		Death or	Change in	Without	for Good
Named Executive Officer	Benefit	Disability	Control (1)	Cause	Reason
Robert S. Merritt	Cash severance	-	$675,000	$675,000	-
	Acceleration of equity	-	-	-	-
	Health benefits continuation	-	17,571	17,571	-
	Total	-	$692,571	$692,571	-

Brad A. Leist	Cash severance	-	$300,000	$300,000	-
	Acceleration of equity	-	-	-	-
	Health benefits continuation	-	5,712	5,712	-
	Total	-	$305,712	$305,712	-

Ellen J. Clarry	Cash severance	-	$285,000	$285,000	-
	Acceleration of equity	-	-	-	-
	Health benefits continuation	-	11,230	11,230	-
	Total	-	$296,230	$296,230	-

________________________

(1)

Assumes the executive is terminated without cause following a change in control. Without a termination, the executive would receive only an acceleration of equity upon a change in control with approval of the Compensation Committee.

Mr. Merritt

In accordance with his employment offer letter, if his employment was to have been terminated without cause, then he was, subject to his execution of a separation agreement and general release and his compliance with post-termination obligations relating to confidentiality, intellectual property, non-competition and non-solicitation, entitled to the following:

•

the lesser of 12 months salary continuation or the remaining term of his contract; provided, however, that if he becomes employed, this payment obligation ceases on the later of 12 months after termination or the date he is otherwise employed; and

•	12 months continuation of medical and dental coverage.

Mr. Leist

In accordance with his employment offer letter and subsequent amendments, if Mr. Leist’s employment is terminated without cause, then he is, subject to his execution of a general release and his compliance with post-termination obligations relating to confidentiality, intellectual property, non-competition and non-solicitation, entitled to the following:

•	12 months salary continuation; and

•	12 months continuation of medical and dental coverage.

Ms. Clarry

In accordance with her employment offer letter and subsequent amendments, if Ms. Clarry’s employment is terminated without cause, then she is, subject to her execution of a general release and her compliance with post-termination obligations relating to confidentiality, intellectual property, non-competition and non-solicitation, entitled to the following:

•	12 months salary continuation; and

•	12 months continuation of medical and dental coverage.

Change in Control under Omnibus Plan

In connection with a change in control, as defined in the Omnibus Plan, the Compensation Committee may accelerate vesting of outstanding awards under the Omnibus Plan. In addition, such awards will be, in the discretion of the Compensation Committee, (i) assumed and continued or substituted in accordance with applicable law, (ii) purchased by us for an amount equal to the excess of the price of a share of our common stock paid in a change in control over the exercise price of the award(s), or (iii) cancelled if the price of a share of our common stock paid in a change in control is less than the exercise price of the award. The Compensation Committee may also, in its sole discretion, provide for accelerated vesting or lapse of restrictions of an award at any time.

Compensation of Directors

Only independent directors receive compensation for their participation on our board of directors, or service as a chair or member of a committee of the board. Non-independent directors receive no compensation for their participation on the board or involvement in any of its Committees.

Fiscal Year 2016 Compensation

For our fiscal year 2016, our independent directors received an (i) annual cash retainer of $50,000, paid on a quarterly basis, (ii) an annual equity grant in shares of restricted stock equal in value to $100,000 as of the grant date, subject to a one year time-based vesting schedule, and (iii) the chairs of the Audit, Compensation and Corporate Governance and Nominating Committee, if independent, received a supplemental annual cash retainer of $12,000, $10,000 and $7,000, respectively.

Fiscal Year 2017 Compensation

As of April 3, 2017, our independent director compensation program was modified as follows: in lieu of historic compensation, our independent directors will receive (i) a monthly cash retainer of $10,000, and (ii) payments of $2,500 per meeting of the full Board that are attended other than regularly scheduled quarterly board meetings. No additional meeting fees will be paid for attendance at Board committee meetings. These board fees may not exceed the prior board compensation level of $150,000 for any director in any fiscal year. In addition, the chairs of the Audit, Compensation and Corporate Governance and Nominating Committee, if independent, will receive a supplemental annual cash retainer of $12,000, $10,000 and $7,000, respectively

 Director Compensation Table for Fiscal Year 2016

The following table sets forth information concerning the fiscal year 2016 compensation of our non-employee directors:

	Fees Earned	Stock
	in Cash	Awards	Total
Name	($)	($)(1)	($)(2)
Paul R. Vigano	—	—	—
Shauna R. King	62,000	99,997	161,997
Joseph N. Stein	60,000	99,997	159,997
F. Phillip Handy	40,385	116,663	157,048
Ann Iverson	57,000	99,997	156,997
Robert S. Merritt (3)	—	—	—
Tamara Polewik (4)	—	—	—

________________________

(1)

On May 18, 2016, each independent director serving on the board at such time received a grant of 35,460 shares of restricted stock with a grant date fair value of $2.82 that will vest on the earlier of May 18, 2017, or the date of the Annual Meeting. Additionally on March 11, 2016, Mr. Handy received a grant of 5,035 shares of restricted stock with a grant date fair value of $3.31 that vested on March 11, 2017. This grant was compensation for time served on the board from the grant date to the date of the 2016 Annual Meeting. The amount shown in the table represents the grant date fair value of the restricted stock granted in 2016, computed in accordance with FASB ASC Topic 718.

(2)	No perquisites were received by any of our non-employee directors during fiscal year 2016.

(3)	All compensation earned and received by Mr. Merritt as CEO is included in the Summary Compensation Table above.

(4)	Ms. Polewik resigned from our board of directors effective March 10, 2016.

Our non-employee directors are reimbursed for all reasonable out-of-pocket expenses incurred in attending board meetings and director education programs.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning beneficial ownership of our common stock as of March 28, 2017, unless otherwise indicated, by each of our current directors, by each of our current named executive officers, by all directors and executive officers as a group, and by beneficial owners of more than five percent of our common stock:

	Shares of
	Common
	Stock	Number of	Percent
	Beneficially	Exercisable	of Shares
Name	Owned (1)(2)(3)	SARs (4)	Outstanding (5)
Robert S. Merritt	128,376	39,063	*
Brad A. Leist	36,167	61,096	*
Ellen J. Clarry	34,125	67,397	*
Ann Iverson	91,432	—	*
Shauna R. King	71,057	—	*
Joseph N. Stein	67,517	—	*
F. Phillip Handy	40,495	—	*
Paul R. Vigano (6)	17,359,690	—	66.1%
All directors and executive officers as a group (8 persons)	17,828,859	131,698	68.1%
J.H. Whitney VI, L.P. (7)	17,359,690	—	66.1%

________________________

*	Represents less than one percent of our common stock.
(1)	Subject to applicable community property laws and, except as otherwise indicated, each beneficial owner has sole voting and investment power with respect to all shares shown.
(2)

Includes time-vesting restricted shares granted under our 2012 Omnibus Incentive Plan. The executives have sole voting power over these restricted shares. Restricted shares are included for the following individuals: Mr. Merritt, 69,375 shares; Mr. Leist, 12,210 shares; Ms. Clarry, 12,210 shares; Ms. Iverson, 35,460 shares; Ms. King, 35,460 shares; Mr. Stein, 35,460 shares; Mr. Handy, 35,460 shares; and all current directors and executive officers as a group, 235,635 shares.

(3)

Does not include shares of common stock issuable upon the exercise of SARs within 60 days of March 28, 2017 based on the March 28, 2017 closing price of our common stock due to the fact that all exercisable SARs are not in-the-money.

(4)	Includes SARs that become exercisable on or before May 27, 2017.
(5)	Based on aggregate of 26,232,865 shares of Ignite common stock issued and outstanding as of March 30, 2017.
(6)

Shares owned by J.H. Whitney VI, L.P. J.H. Whitney Equity Partners VI, LLC, is the sole general partner of J.H. Whitney VI, L.P. Mr. Vigano is a managing member of J.H. Whitney Equity Partners VI, LLC, and has an interest in a limited partner of J.H. Whitney VI, L.P. Mr. Vigano may be deemed to share voting and dispositive power with respect to such shares. Mr. Vigano disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. This does not include 33,767 shares held by JCS Holdings LLC, which relate to common unit options forfeited by certain former employees and directors of the Company. J.H. Whitney VI, L.P. holds a controlling voting interest in JCS Holdings, LLC, and as such may be deemed to have beneficial ownership of such shares. J .H. Whitney VI, L.P., J.H. Whitney Equity Partners VI, LLC and Mr. Vigano disclaim beneficial ownership of such shares.

(7)

This information is based on a Schedule 13G filed with the SEC by J.H. Whitney VI, L.P., 130 Main Street, New Canaan, Connecticut 06840, on February 11, 2015 containing information as of December 31, 2014. J.H. Whitney VI, L.P. is an investment fund, principally engaged in the business of making private equity investments. J.H. Whitney Equity Partners VI, LLC is the sole general partner of J.H. Whitney VI, L.P. and as such may be deemed to have beneficial ownership of the shares held by J.H. Whitney VI. The managing members of J.H. Whitney Equity Partners VI, LLC have voting and disposition power over the shares of common stock held by J.H. Whitney VI. The managing members of J.H. Whitney Equity Partners VI, LLC are Michael C. Salvator, Paul R. Vigano and Robert M. Williams, Jr. Each of Messrs. Salvator, Vigano and Williams disclaim beneficial ownership of the shares held by J.H. Whitney Equity Partners VI, LLC and its affiliated entities, except to the extent of his pecuniary interest therein. Does not include 33,767 shares of common stock held by JCS Holdings, LLC, which relate to unvested common unit options held by certain employees and directors of the Company. J.H. Whitney VI, L.P, holds a controlling voting interest in JCS Holdings, LLC and as such may be deemed to have beneficial ownership of such shares. J.H. Whitney VI, L.P., J.H. Whitney Equity Partners VI, LLC and the members of J.H. Whitney Equity Partners VI, LLC disclaim beneficial ownership of such shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Registration Rights Agreement

Pursuant to a registration rights agreement that we entered into in connection with our initial public offering, we have granted registration rights to J.H. Whitney and members of management. Pursuant to the terms of the registration rights agreement, so long as we do not have an effective shelf registration statement with respect to our common stock and securities delivered in connection therewith (the “registrable securities”), J.H. Whitney may request registration of all or a portion of its registrable securities (a “demand registration”). We shall not be obligated to effectuate more than three demand registrations in any 12-month period. The registration rights agreement also provides that subject to certain limitations, at any time that we are eligible to use Form S-3, we will upon request of J.H. Whitney file a shelf registration statement covering all registrable securities and, if such shelf registration statement is not automatically effective, use reasonable best efforts to cause the shelf registration statement to be declared effective. Once the shelf registration statement is effective, we are required to use reasonable best efforts to keep the shelf registration statement continuously effective and usable for resale of registrable securities. The registration rights agreement will also provide that any holder with registrable securities registered pursuant to a shelf registration may affect an underwritten offering of its registrable securities after delivery of advance notice to us. The other holders shall have the right to elect to include in such underwritten offering such portion of their registrable securities as they may request, subject to cutback provisions. Any underwritten offering must reasonably be expected to result in at least $10.0 million in gross proceeds. Under the registration rights agreement, we agreed, subject to certain limitations, to indemnify J.H. Whitney VI and its officers, directors, managers and partners, and each person controlling such holder against all losses, claims, actions, damages, liabilities and expenses in certain circumstances and to pay any expenses reasonably incurred in connection with investigating, preparing or defending these, except insofar as the same are caused by or contained in any information furnished in writing to us by such holder expressly for use therein.

Policies and Procedures With Respect to Related Party Transactions

In accordance with our Related Party Transactions Policy, our Audit Committee is responsible for reviewing and approving related party transactions. In addition, our Code of Conduct requires that all of our employees and directors inform the General Counsel of any material transaction or relationship that comes to their attention that could reasonably be expected to create a conflict of interest. Further, at least annually, each director and executive officer will complete a detailed questionnaire that asks questions about any business relationship that may give rise to a conflict of interest and all transactions in which we are involved and in which the executive officer, a director or a related person has a direct or indirect material interest.

Director Independence

We follow the director independence standards set forth in the NASDAQ Stock Market corporate governance standards and the federal securities laws.

The board of directors reviewed and analyzed the independence of each director. The purpose of the review was to determine whether any particular relationships or transactions involving directors or their affiliates or immediate family members were inconsistent with a determination that the director is independent for purposes of serving on the board of directors and its committees. During this review, the board of directors examined whether there were any transactions and/or relationships between directors or their affiliates or immediate family members and the Company and the substance of any such transactions or relationships.

As a result of this review, the board of directors affirmatively determined that Messrs. Stein and Handy and Mses. Iverson and King are “independent” for purposes of serving on the board of directors and meet the requirements set forth in our director independence guidelines.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

In fiscal year 2016, Deloitte & Touche LLP was appointed as our new independent registered accountant. The following table sets forth the aggregate fees billed during the fiscal year ended January 2, 2017:

Fiscal Year
2016
Fees Billed:
Audit fees	$630,000
Audit-related fees	-
Tax fees	-
All other fees	2,132
Total	$632,132

Audit fees include fees for services rendered for the audit of our annual financial statements and the review of the interim financial statements. Audit fees also include fees associated with the review of filings made with the SEC.

Audit-related fees include amounts billed for accounting advisory fees related to financial accounting matters and mergers and acquisitions.

Tax fees include assistance with the income tax return preparation and audits, tax planning, and advising management as to the tax implications of certain transactions.

All other fees include a subscription to an accounting research website.

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate our independent registered public accounting firm, to pre-approve the performance of all audit and permitted non-audit services provided to us by our independent registered public accounting firm in accordance with Section 10A of the Exchange Act, and to review with our independent registered public accounting firm their fees and plans for all auditing services. All fees paid to Deloitte & Touche LLP were pre-approved by the Audit Committee and there were no instances of waiver of approval requirements or guidelines.

The Audit Committee considered the provision of non-audit services by the independent registered public accounting firm and determined that provision of those services was compatible with maintaining auditor independence.

There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
2.1

Purchase Agreement, dated as of February 6, 2013, by and among Ignite Restaurant Group, Inc., Mac Parent LLC, Restaurant Holdings LLC—Series A, Brinker Services Corporation and Mac Management Investors LLC

Filed as Exhibit 2.1 of registrant’s Current Report on Form 8-K as filed with the Commission on February 7, 2013 and incorporated herein by reference.
2.2	First Amendment to the Purchase Agreement, dated as of April 8, 2013, by and between Ignite Restaurant Group, Inc. and Restaurant Holdings LLC—Series A (on behalf of the Sellers).	Filed as Exhibit 2.1 of registrant’s Current Report on Form 8-K as filed with the Commission on April 11, 2013 and incorporated herein by reference.
2.3	Equity Purchase Agreement, dated as of March 7, 2015, by and among Ignite Restaurant Group, Inc., Mac Parent LLC, Redrock Partners, LLC, and Rimrock Partners LLC	Filed as Exhibit 2.1 of registrant’s Current Report on Form 8-K as filed with the Commission on March 10, 2015 and incorporated herein by reference.
2.4	Letter Agreement, dated April 10, 2015, by and among Ignite Restaurant Group, Inc., Mac Parent LLC, Redrock Partners, LLC, and Rimrock Partners LLC	Filed as Exhibit 2.2 of registrant’s Current Report on Form 8-K as filed with the Commission on April 14, 2015 and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of Ignite Restaurant Group, Inc.	Filed as Exhibit 3.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended June 18, 2012 as filed with the Commission on October 30, 2012 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Ignite Restaurant Group, Inc.	Filed as Exhibit 3.2 of registrant’s Quarterly Report on Form 10-Q for the quarter ended June 18, 2012 as filed with the Commission on October 30, 2012 and incorporated herein by reference.
3.3	Amendment of the Amended and Restated Certificate of Incorporation of Ignite Restaurant Group, Inc.	Filed as Exhibit 3.2 of registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2016 as filed with the Commission on August 3, 2016 and incorporated herein by reference.
4.1	Specimen Common Stock Certificate.	Filed as Exhibit 4.1 of registrant’s Amendment No. 4 to Form S-1 (No. 333-175878) as filed with the Commission on April 24, 2012 and incorporated herein by reference.
10.1*	Ignite Restaurant Group, Inc. 2012 Omnibus Incentive Plan.	Filed as Appendix A of registrant’s Definitive Proxy Statement as filed with the Commission on July 8, 2013 and incorporated herein by reference.
10.2*	Amendment No. 1 to Ignite Restaurant Group, Inc. 2012 Omnibus Incentive Plan.	Filed as Exhibit 10.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2013 as filed with the Commission on August 12, 2013 and incorporated herein by reference.
10.3*	Form of JCS Holdings, LLC Unit Grant Agreement	Filed as Exhibit 10.4 of registrant’s Amendment No. 4 to Form S-1 (No. 333-175878) as filed with the Commission on April 24, 2012 and incorporated herein by reference.
10.4*	Form of Restricted Stock Agreement	Filed as Exhibit 10.1 of registrant’s Current Report on Form 8-K filed with the Commission on December 10, 2013 and incorporated herein by reference.
10.5	Third Amended and Restated Limited Liability Company Operating Agreement of JCS Holdings, LLC.	Filed as Exhibit 10.5 of registrant’s Amendment No. 4 to Form S-1 (No. 333-175878) as filed with the Commission on April 24, 2012 and incorporated herein by reference.

Exhibit No.	Description
10.6	First Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of JCS Holdings, LLC.	Filed as Exhibit 10.10 of registrant’s Amendment No. 7 to Form S-1 (No. 333-175878) as filed with the Commission on May 8, 2012 and incorporated herein by reference.
10.7*	Form of Directors and Officers Indemnification Agreement.	Filed as Exhibit 10.12 of registrant’s Amendment No. 7 to Form S-1 (No. 333-175878) as filed with the Commission on May 8, 2012 and incorporated herein by reference.
10.8	Registration Rights Agreement, dated as of May 16, 2012, by and among Ignite Restaurant Group, Inc. and J.H. Whitney VI, L.P. and the stockholders set forth in Schedule I attached thereto.	Filed as Exhibit 10.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended June 18, 2012 as filed with the Commission on October 30, 2012 and incorporated herein by reference.
10.9

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
10.10

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
10.11

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
10.12

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

Exhibit No.	Description
10.13*	Offer Letter, effective as of February 28, 2013, between Ignite Restaurant Group, Inc. and David Catalano.	Filed as Exhibit 10.3 of registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2013 as filed with the Commission on May 7, 2013 and incorporated herein by reference.
10.14*	Separation and Release Agreement, dated as of January 27, 2014, by and among Ignite Restaurant Group, Inc. and James W. Kuhn.	Filed as Exhibit 10.18 of registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Commission on March 5, 2014 and incorporated herein by reference.
10.15*	Employment Agreement dated April 17, 2015 by and between Ignite Restaurant Group, Inc. and Brad A. Leist.	Filed as Exhibit 10.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2015 as filed with the Commission on May 4, 2015 and incorporated herein by reference.
10.16*	Separation and Release Agreement dated April 17, 2015 by and between Ignite Restaurant Group, Inc. and Michael J. Dixon.	Filed as Exhibit 10.2 of registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2015 as filed with the Commission on May 4, 2015 and incorporated herein by reference.
10.17*	Separation and Release Agreement dated April 17, 2015 by and between Ignite Restaurant Group, Inc. and James F. Mazany.	Filed as Exhibit 10.3 of registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2015 as filed with the Commission on May 4, 2015 and incorporated herein by reference.
10.18*	Separation Agreement and General Release dated December 1, 2015 by and between Ignite Restaurant Group, Inc. and Raymond A. Blanchette.	Filed as Exhibit 10.1 of registrant’s Current Report on Form 8-K as filed with the Commission on December 4, 2015 and incorporated herein by reference.
10.19*	Offer Letter, effective as of August 31, 2015, by and between Ignite Restaurant, Group, Inc. and Ellen Clarry.	Filed as Exhibit 10.21 of registrant’s Annual Report on Form 10-K for the year ended December 28, 2015 as filed with the Commission on March 3, 2016 and incorporated herein by reference.
10.20*	Offer Letter, effective as of November 17, 2015, by and between Ignite Restaurant Group, Inc. and Robert S. Merritt.	Filed as Exhibit 10.22 of registrant’s Annual Report on Form 10-K for the year ended December 28, 2015 as filed with the Commission on March 3, 2016 and incorporated herein by reference.
10.21	Waiver and Consent Agreement dated December 11, 2015, by and among Ignite Restaurant Group, Inc., the financial institutions party thereto, as lenders and Credit Suisse AG, as administrative agent.	Filed as Exhibit 10.2 of registrant’s Current Report on Form 8-K as filed with the Commission on December 11, 2015 and incorporated herein by reference.
10.22*	Separation Agreement and General Release dated July 14, 2016 by and between Ignite Restaurant Group, Inc. and David Catalano	Filed as Exhibit 10.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2016 as filed with the Commission on August 3, 2016 and incorporated herein by reference.
10.23*	Consulting Agreement dated November 29, 2016 by and between Ignite Restaurant Group, Inc. and Debra Eybers	Filed herewith.
10.24	Forbearance Agreement, dated as of March 31, 2017, by and among Ignite Restaurant Group, Inc., Credit Suisse AG, as Administrative Agent, and the Lenders party thereto	Filed herewith.
10.25*	Separation Agreement and General Release, dated March 30, 2017, between Ignite Restaurant Group, Inc. and Robert S. Merritt	Filed herewith.
10.26*	Consulting Agreement, dated March 30, 2017, between Ignite Restaurant Group, Inc. and Robert S. Merritt	Filed herewith.
10.27	Interim Management Engagement Letter, effective as of April 3, 2017, between Ignite Restaurant Group, Inc. and Alvarez & Marsal North America, LLC	Filed herewith.
10.28	Indemnification and Limitation on Liability Agreement, effective as of April 3, 2017, between Ignite Restaurant Group, Inc. and Alvarez & Marsal North America, LLC	Filed herewith.
14.1	Code of Ethics	Filed as Exhibit 14.1 of registrant’s Annual Report on Form 10-K for the year ended December 28, 2015 as filed with the Commission on March 3, 2016 and incorporated herein by reference.
21.1	List of Subsidiaries of Ignite Restaurant Group, Inc.	Filed herewith.

Exhibit No.	Description
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
101

The following financial information for the Company, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to the Consolidated Financial Statements.

________________________

*	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGNITE RESTAURANT GROUP, INC.

April 3, 2017	By:	/s/ Robert S. Merritt
		Name:	Robert S. Merritt
		Title:	Chief Executive Officer (Principal Executive Officer)

April 3, 2017	By:	/s/ Brad A. Leist
		Name:	Brad A. Leist
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 3, 2017.

/s/ Paul R. Vigano	Chairman of the Board
Paul R. Vigano

/s/ Robert S. Merritt	Chief Executive Officer and Director
Robert S. Merritt

/s/ Ann Iverson	Director
Ann Iverson

/s/ Shauna R. King	Director
Shauna R. King

/s/ F. Philip Handy	Director
F. Philip Handy

/s/ Joseph Stein	Director
Joseph Stein