Form 10-Q
period 2017-04-03
Ignite Restaurant Group, Inc.
filed 2017-05-16
CIK 1526796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act..

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes: ☐ No: ☒

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 12, 2017 was 26,159,351.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	April 3, 2017	January 2, 2017

ASSETS
Current assets
Cash and cash equivalents	$13,046	$430
Accounts receivable, net	2,452	5,195
Inventories	4,706	3,845
Other current assets	6,060	3,736
Total current assets	26,264	13,206

Property and equipment, net	124,809	129,324
Intangible assets, net	4,455	4,464
Other assets	770	1,422
Total assets	$156,298	$148,416

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$13,657	$11,885
Accrued liabilities	29,575	29,453
Current portion of debt obligations	131,187	1,180
Total current liabilities	174,419	42,518

Long-term debt obligations	-	117,806
Deferred rent	17,762	17,788
Other long-term liabilities	6,514	6,744
Total liabilities	198,695	184,856

Commitments and contingencies (Note 6)

Stockholders' equity (deficit)
Preferred stock, $0.01 par value per share, 100,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 500,000 shares authorized; 26,163 and 26,246 shares issued and outstanding as of April 3, 2017 and January 2, 2017, respectively	259	259
Additional paid-in capital	93,924	93,928
Accumulated deficit	(136,580)	(130,627)
Total stockholders' equity (deficit)	(42,397)	(36,440)
Total liabilities and stockholders' equity (deficit)	$156,298	$148,416

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 3, 2017	March 28, 2016

Revenues	$95,127	$117,899
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	32,361	37,166
Labor expenses	28,845	35,922
Occupancy expenses	8,639	9,906
Other operating expenses	15,965	19,663
General and administrative	7,545	6,550
Depreciation and amortization	4,629	6,026
Pre-opening costs	-	881
Asset impairments and closures	294	193
Loss (gain) on disposal of assets	198	101
Total costs and expenses	98,476	116,408
Income (loss) from operations	(3,349)	1,491
Interest expense, net	(3,227)	(3,020)
Other income (expense)	668	(8)
Loss before income taxes	(5,909)	(1,537)
Income tax expense	44	89
Net loss	$(5,953)	$(1,626)

Basic and diluted net loss per share data:
Net loss per share
Basic and diluted	$(0.23)	$(0.06)

Weighted average shares outstanding
Basic and diluted	25,888	25,776

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 3, 2017	March 28, 2016
Cash flows from operating activities
Net loss	$(5,953)	$(1,626)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	4,629	6,026
Amortization of debt issuance costs	234	237
Amortization of debt discount	99	101
Stock-based compensation	(2)	413
Deferred income tax	2	(61)
Non-cash loss on disposal of assets	197	76
Decrease (increase) in operating assets:
Accounts receivable	2,740	236
Inventories	(861)	(649)
Other operating assets	(1,758)	176
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	1,415	926
Other operating liabilities	209	271
Net cash provided by operating activities	951	6,126
Cash flows from investing activities
Purchases of property and equipment	(283)	(6,496)
Proceeds from disposal of assets	-	349
Net cash used in investing activities	(283)	(6,147)
Cash flows from financing activities
Borrowings on revolving credit facility	16,850	6,200
Payments on revolving credit facility	(4,900)	(6,200)
Payments on long-term debt	-	(319)
Taxes paid related to net share settlement of equity awards	(2)	-
Net cash provided by (used) in financing activities	11,948	(319)
Net increase (decrease) in cash and cash equivalents	12,616	(340)
Cash and cash equivalents at beginning of period	430	7,817
Cash and cash equivalents at end of period	$13,046	$7,477

See accompanying notes to condensed consolidated financial statements.

IGNITE RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

Ignite Restaurant Group, Inc. (referred to herein as the “Company,” “Ignite,” “we,” “us” or “our”) operates two full service, casual dining restaurant brands under the names Joe’s Crab Shack (“Joe’s”) and Brick House Tavern + Tap (“Brick House”). As of April 3, 2017, we operated 112 Joe’s restaurants and 25 Brick House restaurants in 32 states within the United States and franchised three Joe’s restaurants in Dubai, U.A.E.

J.H. Whitney VI, L.P., an affiliate of J.H. Whitney Capital Partners, LLC, currently owns approximately 66.4% of our total outstanding common stock.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with Rule 10-01 of Regulation S-X, and hence, the financial statements do not contain certain information included in our annual financial statements and notes thereto. We have made adjustments consisting of normal recurring adjustments that are, in our opinion, necessary for a fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 2, 2017, filed with the Securities and Exchange Commission (“SEC”) on April 3, 2017. The January 2, 2017 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ignite and its wholly-owned subsidiaries as of April 3, 2017. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on the Monday nearest to December 31 of each year. Our quarterly accounting periods are comprised of four equal 13-week periods, except for 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks. Fiscal year 2017 is a 52-week year, while fiscal year 2016 was a 53-week year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued a converged standard on revenue recognition, Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. Its disclosure guidance requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations; significant judgments and changes in judgments; and assets recognized from the costs to obtain or fulfill a contract. This ASU’s effective date has been deferred by the issuance of ASU No. 2015-14, and is effective for us for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, but not before the original effective date of December 15, 2016. This ASU permits the use of either the retrospective or cumulative effect transition method. We are in the process of selecting a transition method. This guidance will not impact our recognition of revenue for company-operated restaurant sales, but may impact the timing of revenue from our franchise arrangements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards. Specifically, ASU No. 2014-15 (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effects of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. This update is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. As of January 2, 2017, we adopted ASU 2014-15. Please see Note 2.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for us for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, with early adoption permitted. We adopted ASU 2016-09 in Q1 2017 and there was no material impact to our condensed consolidated financial statements.

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

Note 2—Going Concern

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

On March 31, 2017, we entered into a forbearance agreement with certain of the lenders and the Administrative Agent (collectively, the “Forbearing Lenders”) under the 2014 Credit Facility, whereby the Forbearing Lenders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the 2014 Credit Agreement with respect to certain defaults, events of default, and anticipated events of default (the “Forbearance Agreement”). The Forbearance Agreement was effective until the earliest of (i) May 9, 2017, and (ii) the occurrence or existence of any default or event of default other than defaults, events of default and anticipated events of default that are subject to the Forbearance Agreement. Should we be in default of the Forbearance Agreement or should the required lenders and the Administrative Agent not agree to further extend such Forbearance Agreement, the Administrative Agent and lenders would be free to exercise any rights and remedies with respect to such defaults and events of defaults pursuant to the terms of the 2014 Credit Facility. On May 8, 2017, we amended the Forbearance Agreement to extend the forbearance period to May 23, 2017. See Note 9.

As of April 3, 2017, we were not in compliance with all of our debt covenants; however, the events of default were subject to the Forbearance Agreement. If the events of default continue beyond the expiration of the Forbearance Agreement and it is not extended, our lenders may accelerate the maturity of all of our indebtedness. If our lenders accelerate the maturity of our indebtedness, we will not have sufficient liquidity to repay the entire balance of our outstanding borrowings. The uncertainty associated with our ability to repay our outstanding debt obligations as they become due raises substantial doubt about our ability to continue as a going concern for one year after the issuance date of the financial statements.

We are currently in discussions with our lenders in connection with our pursuit of various strategic alternatives to improve our capital structure. It is possible that even a successful implementation of one of the strategic alternatives that we are pursuing will require us to make a filing for protection under Chapter 11 of the U.S. Bankruptcy Code. Our condensed consolidated financial statements as of April 3, 2017 have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. However, as a result of us not being in compliance with all of our debt covenants, our indebtedness has been reclassified as a current liability in the accompanying condensed consolidated balance sheet as of April 3, 2017. See Note 4 for a more detailed discussion of the stated maturities of our outstanding borrowings.

Note 3 — Selected Balance Sheet Accounts

The components of other current assets are as follows (in thousands):

	April 3, 2017	January 2, 2017
Prepaid rent	$2,375	$851
Prepaid insurance	1,352	1,709
Deferred loan costs	617	-
Prepaid licenses and fees	562	308
Prepaid taxes	141	166
Prepaid advertising	102	43
Other	911	659
	$6,060	$3,736

The components of accrued liabilities are as follows (in thousands):

	April 3, 2017	January 2, 2017
Payroll and related costs	$8,425	$7,272
Insurance	6,666	6,953
Sales and alcohol taxes	2,746	1,741
Deferred gift card revenue	2,600	3,060
Restaurant closures liability	2,408	2,540
Utilities	1,298	1,187
Occupancy	1,282	1,071
Interest	1,272	913
Property taxes	1,139	3,139
Other	1,739	1,577
	$29,575	$29,453

Note 4 — Debt Obligations

Debt obligations consisted of the following (in thousands):

	April 3, 2017	January 2, 2017
Term loan, due February 2019	$115,301	$115,301
Revolving credit facility, expiring February 2019	17,950	6,000
Less unamortized debt discount and loan costs	2,064	2,315
Total debt, net of debt discount and loan costs	131,187	118,986
Less current portion	131,187	1,180
Long-term debt obligations	$-	$117,806

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

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan and 2014 Revolving Credit Facility was 8.1% as of April 3, 2017. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

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

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were not in compliance with these covenants as of April 3, 2017. As a result of the event of default, all our indebtedness has been reclassified as a current liability in our consolidated balance sheet as of April 3, 2017. See Note 2 and Note 9 for a discussion of our Forbearance Agreement.

 As of April 3, 2017, we had outstanding letters of credit of approximately $12.1 million and no available borrowing capacity under the 2014 Revolving Credit Facility.

Note 5 — Net Loss per Share

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

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 3, 2017	March 28, 2016
Denominator:
Basic weighted average shares outstanding	25,888	25,776
Effect of dilutive securities	-	-
Diluted weighted average shares outstanding	25,888	25,776

For the thirteen weeks ended April 3, 2017, we excluded 653 thousand stock appreciation rights (“SARs”) and 268 thousand shares of restricted stock from the calculation of net loss per share, and for the thirteen weeks ended March 28, 2016, we excluded 880 thousand SARs and 388 thousand shares of restricted stock from the calculation of net loss per share because the effect was anti-dilutive due to the net loss during the respective periods.

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

In July 2016, we were contacted by counsel for two former Joe’s Crab Shack managers concerning a potential nationwide collective action and state class action alleging, on behalf of the subordinate Joe’s Crab Shack managers outside of California, that they were misclassified as exempt from federal and state overtime laws.  In September 2016, we entered into a tolling agreement with these former managers so that the parties could gather information, examine the allegations in more detail and engage in discussions via mediation, which ultimately took place on January 30, 2017.  The mediation did not result in a resolution and the former managers have threatened to move forward with the filing of a putative class action lawsuit. At this stage, we cannot predict with any certainty whether the former employees will proceed with filing a lawsuit or the amount of damages they might recover if they were to file a lawsuit and prevail.

Note 7 — Income Taxes

Our effective tax rate from operations is generally the combined federal and state statutory rate reduced by the effect of tax credits primarily due to the tax benefit of FICA tax credits for employee reported tip income. The change in the effective tax rate is primarily due to the valuation allowance in the current year and the change in FICA tax credits being generated in the current year compared to the prior year proportionate to the income (loss) before income taxes.

Income taxes for the thirteen weeks ended April 3, 2017 and March 28, 2016 were estimated using the discrete method, which is based on actual year-to-date loss before income taxes and estimated tax credits generated primarily related to FICA and Medicare taxes paid on employee tip income. We believe that this method yields a more reliable income tax calculation for the interim periods. The estimated annual effective tax rate method was not reasonable due to its sensitivity to small changes in forecasted annual loss before income taxes, which would result in significant variations in the customary relationship between income tax expense and loss before income taxes for interim periods.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of our credit carryforwards which begin to expire in 2031. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. According to ASC Topic No. 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Therefore, during the thirteen weeks ended April 3, 2017 and March 28, 2016, we recorded a valuation allowance of $2.8 million and $0.5 million against our deferred tax assets, respectively. We excluded the deferred tax liabilities related to certain indefinite-lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as an addition to our income tax expense in our consolidated statement of operations. If we are able to generate sufficient taxable income in the future and it becomes more likely than not that we will be able to fully utilize the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease if the valuation allowance is reversed.

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

The following tables present information about our reportable segments for the respective periods (in thousands).

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 3, 2017	March 28, 2016
Revenues
Joe's Crab Shack	$76,140	$96,229
Brick House Tavern + Tap	18,987	21,670
	$95,127	$117,899

Income (loss) from operations
Joe's Crab Shack	$1,927	$5,455
Brick House Tavern + Tap	1,171	786
Corporate	(6,447)	(4,750)
	$(3,349)	$1,491

Depreciation and amortization
Joe's Crab Shack	$3,234	$4,505
Brick House Tavern + Tap	1,177	1,241
Corporate	218	280
	$4,629	$6,026

Capital expenditures
Joe's Crab Shack	$218	$925
Brick House Tavern + Tap	51	5,292
Corporate	14	279
	$283	$6,496

	April 3, 2017	March 28, 2016
Property and equipment, net
Joe's Crab Shack	$79,825	$118,869
Brick House Tavern + Tap	42,915	50,245
Corporate	2,069	2,671
	$124,809	$171,785

Intangible assets, net
Joe's Crab Shack	$2,576	$3,123
Brick House Tavern + Tap	1,873	1,905
Corporate	6	9
	$4,455	$5,037

 Note 9 – Subsequent Event

On May 8, 2017, we entered into a First Amendment to Forbearance Agreement, with certain lenders and the Administrative Agent under the 2014 Credit Facility, whereby the Forbearing Lenders agreed to amend the Forbearance Agreement to extend the forbearance period to May 23, 2017 and add an additional event of default that would be covered regarding the failure to deliver, within 45 days after the end of the quarterly period ended April 3, 2017, the financial statements and other items required under the 2014 Credit Agreement. Should we be in default of the Forbearance Agreement, as amended, or should the required lenders and the Administrative Agent not agree to further extend the Forbearance Agreement, the Administrative Agent and lenders would be free to exercise any rights and remedies with respect to such default and events of defaults pursuant to the terms of the 2014 Credit Facility, which could include accelerating the maturity of all our indebtedness.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations with the consolidated financial statements and related notes included elsewhere herein. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward-Looking Statements” in our most recent Annual Report on Form 10-K for the fiscal year ended January 2, 2017. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends on the Monday nearest to December 31 of each year. Our quarterly accounting periods are comprised of 13 weeks, except for 53-week fiscal years for which the fourth quarter will be comprised of 14 weeks. Fiscal year 2017 is a 52-week year, while fiscal year 2016 was a 53-week year.

Overview

Ignite Restaurant Group, Inc. operates two restaurant brands in the casual dining segment, Joe’s Crab Shack (“Joe’s”) and Brick House Tavern + Tap (“Brick House”). Both of our restaurant brands offer a variety of high-quality food in a distinctive, casual, high-energy atmosphere. Joe’s and Brick House operate in a diverse set of markets across the United States and internationally. As of April 3, 2017, we operated 112 Joe’s restaurants and 25 Brick House restaurants in 32 states and franchised three Joe’s restaurants in Dubai, U.A.E.

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

Outlook

We have continued to experience declines in the operating performance at Joe’s and Brick House. During the first quarter of 2017, comparable restaurant sales decreased 14.3% at Joe’s and 12.6% at Brick House. The sales declines are primarily due to decreased guest traffic. In order to reverse these negative trends, we have deployed many different operational strategies, but so far none have had a meaningful impact on sales or guest traffic. The biggest declines in sales and guest traffic continue to be on weekends. We will continue to evaluate our menu offerings and look for value offerings that could increase sales and traffic as well as improve the value proposition for our guests.

Additional declines in the operating performance at Joe’s or Brick House could cause us to close or sell more restaurants which may require us to recognize additional assets impairment or closure-related expenses and increase our valuation allowance during 2017 against some or all of our deferred tax assets.

The Board of Directors, working together with our management team and our financial advisor, has commenced a process to pursue the sale of our business, which could be sold as an entirety or through the separate sales of our two restaurant brands. There can be no assurances that the process that we are undertaking will be successful. In addition, we cannot predict the terms or timing of any transaction that we may undertake or whether any such transaction will result in any proceeds for the holders of our common stock. We are also exploring a variety of strategic alternatives to strengthen our capital structure. For the remainder of 2017, we are committed to preserving liquidity and improving our capital structure. Our capital expenditures will remain at maintenance levels and we will continue to manage working capital and restaurant-level operating expenses. However, there can be no assurance regarding these matters. Further deterioration would negatively impact our anticipated revenues, profitability and cash flows from operations. Our expectations with respect to our performance over the remainder of 2017 are subject to a number of assumptions, many of which are outside of our control.

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

Results of Operations

The following table presents the condensed consolidated statements of operations for the thirteen weeks ended April 3, 2017 and March 28, 2016, expressed as a percentage of revenue.

	Thirteen Weeks Ended
	April 3, 2017	March 28, 2016

Revenues	100.0%	100.0%
Costs and expenses
Restaurant operating costs and expenses
Cost of sales	34.0	31.5
Labor expenses	30.3	30.5
Occupancy expenses	9.1	8.4
Other operating expenses	16.8	16.7
General and administrative	7.9	5.6
Depreciation and amortization	4.9	5.1
Pre-opening costs	-	0.7
Asset impairments and closures	0.3	0.2
Loss on disposal of assets	0.2	0.1
Total costs and expenses	103.5	98.7
Income (loss) from operations	(3.5)	1.3
Interest expense, net	(3.4)	(2.6)
Other Income (loss)	0.7	(0.0)
Loss before income taxes	(6.2)	(1.3)
Income tax expense	0.0	0.1
Net loss	(6.3)%	(1.4)%

*	The percentages reflected are subject to rounding adjustments. They may not foot due to rounding.

The following table sets forth additional operating information for the periods indicated that we use in assessing our performance:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 3, 2017	March 28, 2016
	(dollars in thousands)
Selected Other Data:
Number of restaurants open (end of period):
Joe's Crab Shack	112	130
Brick House Tavern + Tap	25	26
Total restaurants	137	156
Restaurant operating weeks
Joe's Crab Shack	1,456	1,690
Brick House Tavern + Tap	325	321
Average weekly sales
Joe's Crab Shack	$52	$57
Brick House Tavern + Tap	$58	$67
Change in comparable restaurant sales
Joe's Crab Shack	(14.3% )	(1.3%	)
Brick House Tavern + Tap	(12.6% )	(4.5%	)
Income (loss) from operations
Joe's Crab Shack	$1,927	$5,455
Brick House Tavern + Tap	$1,171	$786
Corporate	$(6,447)	$(4,750)
Total	$(3,349)	$1,491
Adjusted net loss (1)	$(2,373)	$(1,050)

(1)

A reconciliation and discussion of this non-GAAP financial measure is included below under “Non-GAAP Financial Measures.” This measure should be considered in addition to, rather than as a substitute for, U.S. GAAP measures.

 Thirteen Weeks Ended April 3, 2017 Compared to Thirteen Weeks Ended March 28, 2016

Revenues

Revenues were $95.1 million during the thirteen weeks ended April 3, 2017, a decrease of $22.8 million, or 19.3%, compared to revenues of $117.9 million during the thirteen weeks ended March 28, 2016. The decrease was primarily caused by a decrease in comparable restaurant sales for Joe’s and Brick House, and a net decrease in operating weeks due to the closure of 18 Joe’s and one Brick House in fiscal year 2016.

Revenues at Joe’s decreased 20.9% to $76.1 million in the first quarter of 2017 versus $96.2 million in the first quarter of 2016. This decrease was primarily due to a 14.3% decrease in comparable restaurant sales and restaurant closures during the prior year. The comparable restaurant sales decrease was comprised of an 18.1% decrease in traffic partially offset by a 2.1% increase in mix and a 1.7% increase in pricing.

Brick House revenues decreased 12.4% to $19.0 million in the first quarter of 2017 versus $21.7 million in the first quarter of 2016. This decrease was primarily due to a 12.6% decrease in comparable restaurant sales. The comparable restaurant sales decrease was comprised of a 15.5% decrease in traffic partially offset by a 2.9% increase in pricing.

Cost of Sales

Cost of sales decreased by $4.8 million, or 12.9%, to $32.4 million in the first quarter of 2017 versus $37.2 million in the comparable period of 2016. As a percent of revenue, cost of sales increased to 34.0% from 31.5% in the prior year primarily due to commodity price inflation.

Labor Expenses

Labor expenses decreased by $7.1 million, or 19.7%, to $28.8 million in the current year versus $35.9 million in the comparable period last year. Labor expenses, as a percent of revenue, decreased to 30.3% from 30.5% due to labor efficiencies at the restaurant-level partially offset by increases in minimum wage and deleverage from lower sales.

Occupancy Expenses

Occupancy expenses decreased by $1.3 million, or 12.8%, to $8.6 million in the current year versus $9.9 million in the comparable period last year. The decrease was primarily due to the decrease in operating weeks due to restaurant closures in the prior year. As a percent of revenue, occupancy expenses increased to 9.1% from 8.4% in the prior year primarily due to deleveraging of fixed rent expense in connection with the decrease in comparable restaurant sales.

Other Operating Expenses

Other operating expenses decreased by $3.7 million, or 18.8%, to $16.0 million in the current year compared to $19.7 million in the comparable prior year period. This decrease was primarily due to a decrease of $1.5 million in advertising expense due to our shift to a more cost effective digital strategy. These decreases were offset partially by increased insurance expenses. As a percent of revenue, other operating expenses increased to 16.8% from 16.7% in the prior year.

General and Administrative

General and administrative expense increased by $995 thousand, or 15.2%, to $7.5 million in the first quarter of 2017 versus $6.6 million in the first quarter of 2016. The increase was primarily due to $1.6 million of professional fees incurred related to the evaluation of strategic alternatives and an increase of $800 thousand in severance costs. These increases were partially offset by a decrease in personnel costs. As a percent of revenue, general and administrative expenses increased to 7.9% from 5.6% in the prior year due to the incremental professional fees and increased severance costs.

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.4 million, or 23.2%, to $4.6 million in the current year compared to $6.0 million in the prior year. This decrease is mainly due to restaurant closures in the prior year. As a percent of revenue, depreciation and amortization decreased to 4.9% from 5.1% in the prior year.

Pre-Opening Costs

Pre-opening costs decreased to $0 in the first quarter of 2017 from $881 thousand in the comparable prior year period. There were no openings in the current quarter compared to three new restaurant openings in the first quarter of 2016.

Asset Impairments and Closures

Asset impairments and closures increased by $101 thousand, or 52.3%, to $294 thousand in the current year compared to $193 thousand in the prior year.

Income (Loss) from Operations

As a result of the foregoing, consolidated income (loss) from operations decreased by $4.8 million, to a $3.3 million loss in the current 13-week period compared to $1.5 million income in the 13-week period of the prior year.

Income from operations for the Joe’s brand decreased by $3.5 million, or 64.7%, to $1.9 million in the current 13-week period from $5.5 million in the prior year 13-week period. As a percent of revenue, Joe’s income from operations was 2.5% for the current quarter compared to 5.7% in the prior year. This decrease was primarily attributable to increases in cost of sales as a result of commodity price inflation, lower comparable restaurant sales, and deleveraging of fixed costs against lower sales volumes. These increases were partially offset by decreases in advertising expenses and general and administrative expenses.

Income from operations for Brick House was $1.2 million in the current quarter compared to $0.8 million in the prior year quarter. As a percent of revenue, Brick House income from operations increased to 6.2% from 3.6%. Excluding the impact of preopening costs in the prior year, Brick House income from operations as a percentage of sales was 7.7% in the first quarter of 2016. The decrease was attributable to increases in cost of sales, utilities expense, and deleveraging of fixed costs against lower sales volumes partially offset by a decrease in general and administrative expenses.

Interest Expense, Net

Interest expense, net increased by $207 thousand, or 6.9%, to $3.2 million during the current quarter from $3.0 million during the prior year primarily due to higher average debt balance during the current quarter.

Other Income (Expense)

Other income (expense) increased to $668 thousand of income in the current quarter.  In April 2010, certain of our restaurants were impacted by British Petroleum’s (“BP”) Deepwater Horizon oil spill due to reduced tourism levels in some of our markets.  Our claims were approved by the claims administrator in the first quarter of 2017, and we received a payment of $668 thousand under the terms of BP’s Economic and Property Damages Settlement Agreement to resolve all of our outstanding claims.

Income Tax Expense

Income tax expense decreased by $45 thousand to $44 thousand during the current quarter from $89 thousand during the prior year quarter primarily due to a higher loss before income taxes in the current quarter, that is partially offset by an increase of $2.8 million in the valuation allowance in the current quarter compared to an increase of $0.5 million in the prior year quarter. This decrease was also attributable to a higher loss before income taxes in the current quarter.

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

On March 31, 2017, we entered into a forbearance agreement with certain of the lenders and the Administrative Agent (collectively, the “Forbearing Lenders”) under the 2014 Credit Facility, whereby the Forbearing Lenders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the 2014 Credit Agreement with respect to certain defaults, events of default, and anticipated events of default (the “Forbearance Agreement”). The Forbearance Agreement was effective until the earliest of (i) May 9, 2017, and (ii) the occurrence or existence of any default or event of default other than defaults, events of default and anticipated events of default that are subject to the Forbearance Agreement. Should we be in default of the Forbearance Agreement or should the required lenders and the Administrative Agent not agree to further extend such Forbearance Agreement, the Administrative Agent and lenders would be free to exercise any rights and remedies with respect to such defaults and events of defaults pursuant to the terms of the 2014 Credit Facility. On May 8, 2017, we amended the Forbearance Agreement to extend the forbearance period to May 23, 2017. See Note 9 of our condensed consolidated financial statements.

As of April 3, 2017, we were not in compliance with all of our debt covenants, however, the events of default were subject to the Forbearance Agreement. If the events of default continue beyond the expiration of the Forbearance Agreement and it is not extended, our lenders may accelerate the maturity of all of our indebtedness. If our lenders accelerate the maturity of our indebtedness, we will not have sufficient liquidity to repay the entire balance of our outstanding borrowings. The uncertainty associated with our ability to repay our outstanding debt obligations as they become due raises substantial doubt about our ability to continue as a going concern for one year after the issuance date of the financial statements. As a result of the event of default, all our indebtedness has been reclassified as a current liability in our condensed consolidated balance sheet as of April 3, 2017. See Note 4 for a more detailed discussion of the stated maturities of our outstanding borrowings.

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

The following table shows summary cash flows information for the thirteen weeks ended April 3, 2017 and March 28, 2016 (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 3, 2017	March 28, 2016
Net cash provided by (used in):
Operating activities	$951	$6,126
Investing activities	(283)	(6,147)
Financing activities	11,948	(319)
Net increase (decrease) in cash and cash equivalents	$12,616	$(340)

Operating Activities

Net cash provided by operating activities was $951 thousand for the thirteen weeks ended April 3, 2017 and $6.1 million for the thirteen weeks ended March 28, 2016. The $5.2 million decrease from the prior year period is primarily due lower sales, the closure of 19 restaurants, $1.6 million in professional fees related to the evaluation of strategic alternatives, and changes in working capital.

Investing Activities

Net cash used in investing activities decreased by $5.9 million to $283 thousand for the thirteen weeks ended April 3, 2017 compared to $6.1 million for the thirteen weeks ended March 28, 2016 mainly due to the decrease in capital expenditures.

We estimate that total capital expenditures for fiscal year 2017 will be approximately $4.0 million to $8.0 million.

Financing Activities

Net cash provided by financing activities was $11.9 million for the thirteen weeks ended April 3, 2017 compared to net cash used of $319 thousand for the thirteen weeks ended March 28, 2016 due to increased net borrowings on our revolving credit facility, for additional costs we are expecting to incur relating to the sale of our business.

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

Interest rates for borrowings under the 2014 Credit Agreement for the revolver and the term loan are equal to, at our option, either LIBOR (subject to a 1% floor) or the base rate as defined in the agreement, plus a margin of 7.0% for LIBOR loans and 6.0% for base rate loans. The interest rate for the 2014 Term Loan and the 2014 Revolving Credit Facility was 8.1% as of April 3, 2017. In addition, we are required to pay commitment fees on the unused portion of the 2014 Revolving Credit Facility. The commitment fee rate is currently at 0.5%. The commitment fee is subject to adjustment on a quarterly basis based on our leverage ratio as defined by the credit agreement.

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

The 2014 Credit Agreement provides that (a) the leverage ratio shall not exceed (i) 5.75x through December 29, 2014, (ii) 5.5x from December 30, 2014 through June 29, 2015, (iii) 5.25x from June 30, 2015 through December 28, 2015, (iv) 5.0x from December 29, 2015 through March 28, 2016, (v) 4.75x from March 29, 2016 through June 27, 2016, (vi) 4.25x from June 28, 2016 through September 26, 2016, (vii) 4.0x from September 27, 2016 through April 3, 2017, (viii) 3.75x from April 4, 2017 through October 2, 2017, (ix) 3.5x from October 3, 2017 through April 2, 2018, (x) 3.25x from April 3, 2018 through December 31, 2018, and (xi) 3.0x from January 1, 2019 through maturity date; and requires (b) an interest coverage ratio of at least (i) 2.0x through June 29, 2015, (ii) 2.25x from June 30, 2015 through March 28, 2016, (iii) 2.5x from March 29, 2016 through June 27, 2016, (iv) 2.75x from June 28, 2016 through January 2, 2017, (v) 3.0x from January 3, 2017 through July 3, 2017, (vi) 3.25x from July 4, 2017 through April 2, 2018, (vii) 3.5x from April 3, 2018 through December 31, 2018, and (viii) 3.75x from January 1, 2019 through maturity date. The 2014 Credit Agreement limits capital expenditures to an amount in respect of any period not to exceed (i) $29.5 million from the closing date through December 29, 2014, (ii) $45.5 million for fiscal 2015, (iii) $45.8 million for fiscal 2016, (iv) $52.5 million for fiscal 2017, (v) $53.7 million for fiscal 2018, and (vi) $58.6 million from January 1, 2019 through maturity date, provided that the amount of permitted capital expenditures in any period can be increased by the unused permitted capital expenditures from the immediately preceding period, subject to certain limitations as defined by the agreement. We were not in compliance with these covenants as of April 3, 2017. See Note 2 and Note 9 of our condensed consolidated financial statements for a discussion of our Forbearance Agreement.

As of April 3, 2017, we had outstanding letters of credit of approximately $12.1 million under the 2014 Revolving Credit Facility and no available borrowing capacity.

NASDAQ Delisting

On March 10, 2017, we received a notice (the “Notice”) from the Office of General Counsel of NASDAQ indicating that the NASDAQ Hearings Panel (the “Panel”) determined that our securities would be delisted from The NASDAQ Global Select Market. Accordingly, trading of our common stock was suspended at the opening of business on March 14, 2017. A Form 25-Notification of Delisting was filed on April 28, 2017 by NASDAQ with the Securities and Exchange Commission, which removed our securities from listing and registration on NASDAQ.

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

Adjusted net loss and adjusted net loss per share

We calculate adjusted net loss by eliminating from net loss the impact of items we do not consider indicative of our ongoing operations. Specifically, we believe that these non-GAAP measures provide greater comparability and enhanced visibility into our results of operations, excluding the impact of special charges and certain other expenses. Adjusted net loss represents net loss less items such as (a) strategic transaction costs (b) other (income) expense (c) costs related to conversions, remodels and closures, (d) the current and deferred income tax effect of the above described adjustments (calculated using a marginal rate of 38.5% in first quarter 2017 and 39.0% in first quarter 2016), and (e) the deferred tax asset valuation allowance. We believe these measures provide additional information to facilitate the comparison of our past and present financial results. We utilize results that both include and exclude the identified items in evaluating business performance. However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to these adjustments.

A reconciliation of net loss to adjusted net loss is as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 3, 2017	March 28, 2016
	(in thousands)
Net loss	$(5,953)	$(1,626)
Adjustments:
Strategic transaction costs	1,616	-
Other (income) expense	(668)	8
Costs related to conversions, remodels and closures	294	53
Income tax effect of adjustments above
Current (benefit)	-	(24)
Deferred benefit	(478)	-
Deferred tax asset valuation allowance	2,816	539
Adjusted net loss	$(2,373)	$(1,050)

Weighted average shares outstanding
Basic and diluted	25,888	25,776
Net loss per share
Basic and diluted	$(0.23)	$(0.06)
Adjusted net loss per share
Basic and diluted	$(0.09)	$(0.04)

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

During the thirteen weeks ended April 3, 2017, there were no significant changes in our accounting policies or estimates.

For a description of those accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2017 filed with the SEC on April 3, 2017.

Forward-Looking Statements

This quarterly report on Form 10-Q includes and incorporates by reference “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (“Securities Act”) and the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that the forward-looking information presented in this quarterly report is not a guarantee of future events, and that actual events and results may differ materially from those made in or suggested by the forward-looking information contained in this quarterly report. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “plan,” “seek,” “comfortable with,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. An example of forward-looking statements in this quarterly report included, but are not limited to, our seeking to sell the Company and improve our capital structure and our fiscal year 2017 capital expenditure expectations. A number of important factors could cause actual events and results to differ materially from those contained in or implied by the forward-looking statements, including the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2017, filed on April 3, 2017 with the Securities and Exchange Commission. Any forward-looking information presented herein is made only as of the date of this quarterly report, and we do not undertake any obligation to update or revise any forward-looking information to reflect changes in assumptions, the occurrence of unanticipated events, or otherwise. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. These risks and uncertainties and other factors include, among others:

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

Commodity Price Risk

Many of the food products we purchase are affected by commodity pricing that is subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control and are generally unpredictable. For the thirteen weeks ended April 3, 2017, crab, lobster and shrimp accounted for approximately 48% of total food purchases. Crab and lobster are wild caught and sourced from government regulated and sustainable fisheries. Other categories affected by the commodities markets, such as seafood, beef, fish and dairy, each account for approximately 4% to 13% of our food purchases. While we have some of our food items prepared to our specifications, our food items are based on generally available products, and if any existing suppliers fail, or are unable to deliver in quantities we require, we believe that there are sufficient other quality suppliers in the marketplace that our sources of supply can be replaced as necessary. We also recognize, however, that commodity pricing is extremely volatile and can change unpredictably and over short periods. Our purchasing department negotiates prices and quantities for all of our ingredients through either cancellable contracts (with varying length terms), spot market purchases or commodity pricing formulas. Changes in commodity prices would generally affect us and our competitors similarly, depending on the terms and duration of supply contracts. We also enter into fixed price supply contracts for certain products in an effort to minimize volatility of supply and pricing. In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing. From time to time, competitive circumstances, or judgments about consumer acceptance of price increases, may limit menu price flexibility, and in those circumstances, increases in commodity prices can have an adverse effect on margins.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2014 Credit Facility, which bear interest at variable rates. As of April 3, 2017, we had $133.3 million outstanding under our 2014 Credit Facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. We do not currently have any such derivative financial instruments in place. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Taking into account the 1% floor on our LIBOR borrowings under our senior secured credit facility, a 1% increase in the interest rate on the outstanding balance of our variable rate debt would result in a $1.3 million change in our annual results of operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended April 3, 2017, an evaluation was performed under the supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2017.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended April 3, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Disclosure regarding legal proceedings can be found in Note 6 of our condensed consolidated financial statements (unaudited) contained in this Form 10-Q.

Item 1A. Risk Factors.

There were no material changes in our Risk Factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

On March 31, 2017, we entered into a forbearance agreement with certain of the lenders and the Administrative Agent (collectively, the “Forbearing Lenders”) under the 2014 Credit Facility, whereby the Forbearing Lenders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the 2014 Credit Agreement with respect to certain defaults, events of default, and anticipated events of default (the “Forbearance Agreement”). The Forbearance Agreement was effective until the earliest of (i) May 9, 2017, and (ii) the occurrence or existence of any default or event of default other than defaults, events of default and anticipated events of default that are subject to the Forbearance Agreement. On May 8, 2017, we amended the Forbearance Agreement to extend the forbearance period to May 23, 2017. As of April 3, 2017, we were not in compliance with certain covenants under the 2014 Credit Agreement, including the failure to pay principal of $294,886 and interest and other fees of $255,646 that were due and meet the required leverage and interest coverage ratios stated in the agreement, however, these events of default were subject to the Forbearance Agreement.

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

10.1

Forbearance Agreement, dated as of March 31, 2017, by and among Ignite Restaurant Group, Inc., Credit Suisse AG, as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2017 filed on April 3, 2017 and incorporated herein by reference).

10.2*

Separation Agreement and General Release, dated March 30, 2017, between Ignite Restaurant Group, Inc. and Robert S. Merritt (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2017 filed on April 3, 2017 and incorporated herein by reference).

10.3*

Consulting Agreement, dated March 30, 2017, between Ignite Restaurant Group, Inc. and Robert S. Merritt (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2017 filed on April 3, 2017 and incorporated herein by reference).

10.4

Interim Management Engagement Letter, effective as of April 3, 2017, between Ignite Restaurant Group, Inc. and Alvarez & Marsal North America, LLC (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2017 filed on April 3, 2017 and incorporated herein by reference).

10.5

Indemnification and Limitation on Liability Agreement, effective as of April 3, 2017, between Ignite Restaurant Group, Inc. and Alvarez & Marsal North America, LLC (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2017 filed on April 3, 2017 and incorporated herein by reference).

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

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGNITE RESTAURANT GROUP, INC.

May 16, 2017	By:	/s/ Brad A. Leist
		Name:	Brad A. Leist
		Title:	Senior Vice President, Chief Financial Officer and Chief Administrative Officer
(On behalf of the Registrant and as Principal Financial Officer)